Form 10-K
period 2021-12-31
ARCH RESOURCES, INC.
filed 2022-02-16
CIK 1037676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-13105

Arch Resources, Inc.

(Exact name of registrant as specified in its charter)

Delaware	43-0921172
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1 CityPlace Drive
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

The aggregate market value of the voting stock held by non-affiliates of the registrant (excluding outstanding shares beneficially owned by directors, officers, other affiliates and treasury shares) as of June 30, 2021 was approximately $871.4 million.

At January 31, 2022 there were 15,393,053 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the 2022 annual stockholders’ meeting are incorporated by reference into Part III of this Form 10-K.

If you are not familiar with any of the mining terms used in this report, we have provided explanations of many of them under the caption “Glossary of Selected Mining Terms” on page 38 of this report. Unless the context otherwise requires, all references in this report to “Arch,” the Company,” “we,” “us,” or “our” are to Arch Resources, Inc. and its subsidiaries.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as our expected future business and financial performance, and are intended to come within the safe harbor protections provided by those sections. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “predicts,” “projects,” “seeks,” “should,” “will” or other comparable words and phrases identify forward-looking statements, which speak only as of the date of this report. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Actual results may vary significantly from those anticipated due to many factors, including:

●	impacts of the COVID-19 pandemic;
●	changes in coal prices, which may be caused by numerous factors beyond our control, including changes in the domestic and foreign supply of and demand for coal and the domestic and foreign demand for steel and electricity;
●	volatile economic and market conditions;
●	operating risks beyond our control, including risks related to mining conditions, mining, processing and plant equipment failures or maintenance problems, weather and natural disasters, the unavailability of raw materials, equipment or other critical supplies, mining accidents, and other inherent risks of coal mining that are beyond our control;
●	loss of availability, reliability and cost-effectiveness of transportation facilities and fluctuations in transportation costs;
●	inflationary pressures and availability and price of mining and other industrial supplies;
●	the effects of foreign and domestic trade policies, actions or disputes on the level of trade among the countries and regions in which we operate, the competitiveness of our exports, or our ability to export;
●	competition, both within our industry and with producers of competing energy sources, including the effects from any current or future legislation or regulations designed to support, promote or mandate renewable energy sources;
●	alternative steel production technologies that may reduce demand for our coal;
●	the loss of key personnel or the failure to attract additional qualified personnel and the availability of skilled employees and other workforce factors;
●	our ability to secure new coal supply arrangements or to renew existing coal supply arrangements;
●	the loss of, or significant reduction in, purchases by our largest customers;
●	disruptions in the supply of coal from third parties;
●	risks related to our international growth;
●	our relationships with, and other conditions affecting our customers and our ability to collect payments from our customers;

●	the availability and cost of surety bonds; including potential collateral requirements;
●	additional demands for credit support by third parties and decisions by banks, surety bond providers, or other counterparties to reduce or eliminate their exposure to the coal industry;
●	inaccuracies in our estimates of our coal reserves;
●	defects in title or the loss of a leasehold interest;
●	losses as a result of certain marketing and asset optimization strategies;
●	cyber-attacks or other security breaches that disrupt our operations, or that result in the unauthorized release of proprietary, confidential or personally identifiable information;
●	our ability to acquire or develop coal reserves in an economically feasible manner;
●	our ability to comply with the restrictions imposed by our Term Loan Debt Facility and other financing arrangements;
●	our ability to service our outstanding indebtedness and raise funds necessary to repurchase Convertible Notes for cash following a fundamental change or to pay any cash amounts due upon conversion;
●	existing and future legislation and regulations affecting both our coal mining operations and our customers’ coal usage, governmental policies and taxes, including those aimed at reducing emissions of elements such as mercury, sulfur dioxides, nitrogen oxides, particulate matter or greenhouse gases;
●	increased pressure from political and regulatory authorities, along with environmental and climate change activist groups, and lending and investment policies adopted by financial institutions and insurance companies to address concerns about the environmental impacts of coal combustion;
●	increased attention to environmental, social or governance matters (“ESG”);
●	our ability to obtain and renew various permits necessary for our mining operations;
●	risks related to regulatory agencies ordering certain of our mines to be temporarily or permanently closed under certain circumstances;
●	risks related to extensive environmental regulations that impose significant costs on our mining operations, and could result in litigation or material liabilities;
●	the accuracy of our estimates of reclamation and other mine closure obligations;
●	the existence of hazardous substances or other environmental contamination on property owned or used by us;
●	risks related to tax legislation and our ability to use net operating losses and certain tax credits; and
●	other factors, including those discussed in “Legal Proceedings”, set forth in Item 3 of this report and “Risk Factors,” set forth in Item 1A of this report.

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

PART I

ITEM 1. BUSINESS

Introduction

We are one of the world’s largest coal producers and a premier producer of metallurgical coal. For the year ended December 31, 2021, we sold approximately 73 million tons of coal, including approximately 0.2 million tons of coal we purchased from third parties. We sell substantially all of our coal to steel mills, power plants and industrial facilities. At December 31, 2021, we operated 7 active mines located in three of the major coal-producing regions of the United States. The locations of our mines and access to export facilities enable us to ship coal worldwide. We incorporate by reference the information about the geographical breakdown of our coal sales for the respective periods covered within this Form 10-K contained in Note 24 to the Consolidated Financial Statements, “Risk Concentrations.”

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

In the third quarter of 2021, Arch commenced its highly anticipated second longwall operation at its world-class Leer South mine, where the ramp towards full production is expected to be completed in early 2022. The startup of Leer South is expected to increase our annual High-Vol A output to around 8 million tons per year, and is expected to enhance our already advantageous position on the U.S. cost curve; strengthen our coking coal profit margins across a wide range of market conditions; and solidify our position as the leading supplier of High-Vol A coal globally.

The Leer and Leer South operations are complemented by the Beckley and Mountain Laurel mines, which in aggregate provide us with a full suite of high-quality metallurgical products for sale into the global metallurgical market.

Arch and its subsidiaries also operate thermal mines in the Powder River Basin and Colorado. These mines produce thermal coal for sale into the domestic and international power generation markets as well as industrial applications. Arch intends on completing its strategic transition towards steel and metallurgical markets, while managing the long-term wind-down of its legacy thermal assets in the Powder River Basin and Colorado including considering the needs of the Company's thermal employee base, mining communities, and thermal power customers.  The Company remains confident that the thermal mines can and will self-fund their own closure obligations while at the same time providing significant, incremental cash flow that will complement the strong cash-generating capabilities of the Company’s core metallurgical franchise.

Arch believes that its long-term success depends upon achieving excellence in mine safety and environmental stewardship; conducting business in an most ethical and transparent manner; investing in its people and the communities in which it operates; and demonstrating strong corporate governance. With its strategic shift towards metallurgical products – which are an essential input in the production of new steel – the Company has realigned its value proposition to reflect the global economy's intensifying focus on de-carbonization. During the year, the Company joined Responsible Steel, the steel industry’s first global not-for-profit multi-stakeholder standard and certification initiative. Arch is the first and only U.S. metallurgical coal producer to join the organization to date.

Arch is a demonstrated leader in mine safety, with an average lost-time incident rate of 1.01 which is well below the national average of 2.36 (which represents the national average through the third quarter of 2021). Arch subsidiaries have won nine Sentinels of Safety awards — the nation’s highest honor for excellence in mine safety — over the course of the past 10 years.

In the environmental arena, Arch subsidiaries have achieved a near-perfect compliance record from 2017 to 2020, with just one notice of violation issued by state mining regulators in each of the past five years. In 2021, Arch subsidiaries had no violations issued by state mining regulators. In the area of water management, Arch subsidiaries took more than 134,000 water quality measurements from over 600 discharge points without a violation in 2021.

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

Other. Users of metallurgical coal measure certain other characteristics, including fluidity, volatility, and swelling capacity to assess the strength of coke produced from a given coal or the amount of coke that certain types of coal will yield. These characteristics are important elements in determining the value of the metallurgical coal we produce and market.

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

In 2021, world coal production recovered from the COVID-19 pandemic related supply and demand disruptions experienced in 2020. An expansionary economic environment was supportive of coal fundamentals in 2021. Based on International Energy Agency (IEA) and internal estimates, world coal production increased around 4% in 2021 to approximately 8.0 billion metric tons. In spite of the year-over-year growth, 2021 global coal production is likely to fall short of 2019 levels.

China is the largest producer of coal in the world accounting for around 50% of total production. According to the Chinese National Bureau of Statistics, China produced over 4.0 billion metric tons of coal in 2021. Other major coal producing countries are India, Indonesia, the United States, Australia, and Russia. In 2021, U.S. coal production increased by approximately 8% to 525 million metric tons, after decreasing more than 24% in 2020 to around 486 million metric tons mainly due to lower demand for power generation and subdued exports. U.S. coal production has been roughly halved in the past decade as coal-fired generation demand has continued to decrease. The U.S. is now the fourth largest producer after trailing only China a decade ago.

Steel is produced via two main methods: basic oxygen furnace (BOF) and electric arc furnace (EAF). EAF steelmaking produces steel by using an electrical current to melt scrap steel, while BOF steelmaking relies on coke and iron ore as key inputs to produce pig iron, which is then converted into steel. Metallurgical coal is a key part of the BOF process as it is used to make coke.

Approximately 73% of global steel is produced via the BOF steelmaking process, while in the United States, BOF accounts for around 30% of steel production. The main steel producing countries are China, India, Japan, United States, Russia, South Korea, Turkey, Germany, Brazil, and Ukraine. Arch sells high-quality metallurgical coal products that are essential inputs for BOF steel production worldwide. Our focus is to be a premier low-cost, metallurgical coal supplier to the global steel industry.

As economic activity began to recover throughout 2021, so did steel production. After falling sharply in 2020 due to the economic slowdown resulting from the COVID-19 pandemic, steel production rebounded broadly in 2021. World steel production is expected to have increased more than 4% in 2021, based on preliminary data. Demand and production in Europe, North America, South America, and most of Asia returned the steel sector recovery back to pre-pandemic levels or higher. Chinese steel production was a growth outlier during 2020; however, in 2021 it lagged due to government-imposed production controls. Chinese production decreased around 2.5% in 2021, while rest-of-world production grew more than 10%.

Global trade of metallurgical coal was also affected by the pandemic. We estimate metallurgical coal import-export trade flows improved around 4% in 2021 after decreasing by around 8% in 2020. A restoration of trade volumes back to pre-pandemic levels might not take place until after 2021 due to factors that continue to affect the industry including weather, geological issues, workforce absenteeism, supply chain constraints, and COVID-19. The primary nations that supply seaborne metallurgical coal to the global steel markets are Australia, the United States, Canada, and Russia.

Australia is the largest metallurgical coal exporter and the second largest thermal coal exporter, behind Indonesia. Towards the end of 2020, China implemented a ban on coal imports from Australia. This ban imposed by the key importer of coal on the key exporter of coal rearranged historical global trade patterns in 2021. The ban on the import of Australian coal opened up further the Chinese markets to United States coal suppliers in 2021. It is difficult to predict the duration of the ban.

We rank among the largest metallurgical coal producers in the United States. Based on internal estimates, we produced around 11% of total U.S. metallurgical coal, which was estimated to be close to 65 million tons in 2021. Our metallurgical coal was sold to six North American customers and exported to 24 customers overseas in 15 countries in 2021.

All of our metallurgical coal is produced at operations in West Virginia. Approximately 50% of the metallurgical coal produced in the United States is produced in West Virginia. Carbon content, volatility, fluidity, coke strength after reaction (CSR), and other chemical and physical properties are among critical characteristics for metallurgical coal.

We produce coal used for electric power generation (thermal) from our mines located in Wyoming and Colorado. The sharp economic rebound of 2021 also benefited thermal coal prices. A sharp increase in natural gas prices and tempered investment in thermal coal mine, a lack of qualified labor availability, and other factors limited the supply response, which resulted in record prices for domestic and international markets.

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

In 2021, approximately 90% of our coal sales volume was sold as a thermal product with the remaining 10% sold as metallurgical. However, due to the significantly higher value and selling price of our metallurgical coals compared to thermal coals, our metallurgical segment contributed around 52% of our sales revenue in 2021.

We seek to establish long-term relationships with customers through exemplary customer service while operating safe and environmentally responsible mines. The commercial environment in which we operate is very competitive. We compete with domestic and international coal producers, traders or brokers, and non-coal based power producers, as well as with electric arc based steel producers. We compete using price, coal quality, transportation, optionality, customer administration, reputation, and reliability.

We have an experienced and knowledgeable sales and marketing group. This group is dedicated to meeting customer needs, coordinating transportation, and managing risk.

Coal prices are tied to competing fuel sources as well as supply and demand patterns, which are influenced by many uncontrollable factors. For power generation, the price of coal is affected by the relative supply and demand of competitive coal, transportation, availability, weather, competing power generation fuels particularly natural gas, governmental subsidies of alternate energy sources, regulations and economic conditions. For metallurgical coal, the price of coal is affected by the supply and demand of competitive coal, transportation, the price of steel, the price of scrap, demand for steel, transportation rates, strength of the U.S. dollar, regulations, international trade disputes and economic conditions.

U.S. Coal Production. The United States is among the top five largest coal producers in the world. According to the U.S. Energy Information Administration (EIA), there are over 250 billion short tons of recoverable coal reserves in the United States. Current domestic recoverable coal reserves could supply the coal-fired generation fleet for the next 450 years, based on current demand.

The EIA subdivides United States coal production into three major areas: Western Region, Appalachia, and Interior Region. According to the preliminary information from EIA, total U.S. coal production increased by an estimated 45 million short tons in 2021, to around 579 million short tons.

The Western Region includes the Powder River Basin and the Western Bituminous region. According to the EIA, coal produced in the Western Region increased from an estimated 306 million short tons in 2020 to 325 million short tons in 2021. The Powder River Basin is located in northeastern Wyoming and southeastern Montana and is the largest producing region in the United States. Coal from this region is sub-bituminous coal with low sulfur content ranging from 0.2% to 0.9% and heating values ranging from 8,300 to 9,500 BTU/lb. Powder River Basin coal generally has a lower heat content than other regions and is produced from thick seams using surface recovery methods. The Western Bituminous region includes Colorado, Utah and southern Wyoming. Coal from this region typically has low sulfur content ranging from 0.4% to 0.8% and heating values ranging from 10,000 to 12,200 BTU/lb. Western

Bituminous coal has certain quality characteristics, especially its higher heat content and low sulfur, that make this a desirable coal for domestic and international power producers.

Appalachia is divided into north, central and southern regions. According to the EIA, coal produced in the Appalachian region increased from 139 million short tons in 2020 to 158 million short tons in 2021. Appalachian coal is located near the prolific eastern shale-gas producing regions. Central Appalachian thermal coal is disadvantaged for power generation because of the depletion of economically attractive reserves, increasing costs of production, and permitting issues. However, virtually all U.S. metallurgical coal is produced in Appalachia and the relative scarcity and high quality of this coal allows for a pricing premium over thermal coal. Appalachia, while still a major producer of thermal coal, is undergoing a shift towards heavier reliance on metallurgical coal production for both domestic and international use. This is especially the case in Central Appalachia.

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

The Interior Region includes the Illinois Basin and Gulf Lignite production in Texas and Louisiana, and a small producing area in Kansas, Oklahoma, Missouri and Arkansas. The Illinois Basin is the largest producing region in the Interior and consists of Illinois, Indiana and western Kentucky. According to the EIA, coal produced in the Interior Region increased from 91 million short tons in 2020 to approximately 96 million short tons in 2021. Coal from the Illinois Basin generally has a heat value ranging from 10,100 to 12,600 BTU/lb and has a sulfur content ranging from 1.0% to 4.3%. Despite its high sulfur content, coal from the Illinois Basin can generally be used by electric power generation facilities that have installed emissions control devices, such as scrubbers.

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

The following diagram illustrates a typical dragline surface mining operation:

Our Mining Operations

General. At December 31, 2021, we operated 7 active mines in the United States. On December 31, 2020, the Company sold its Viper operation. As a result, the Company revised its reportable segments beginning in the first quarter of 2021 to reflect the manner in which the chief operating decision maker (CODM) views the Company’s businesses going forward for purposes of reviewing performance, allocating resources and assessing future prospects and strategic execution. Prior to the first quarter of 2021, the Company had three reportable segments: MET, Powder River Basin (PRB), and Other Thermal. After the divestment of Viper, the Company has three remaining active thermal mines: West Elk, Black Thunder, and Coal Creek. With two distinct lines of business, metallurgical and thermal, the movement to two segments aligns with how the Company makes decisions and allocates resources. No changes were made to the MET Segment and the three remaining thermal mines are now reported as the “Thermal Segment”. The prior periods have been recast to reflect the change in reportable segments.

The Company reports its results of operations primarily through the following reportable segments: Metallurgical (MET) segment, containing the Company’s metallurgical operations in West Virginia, and the Thermal segment containing the Company’s thermal operations in Wyoming and Colorado. For additional information about the operating results of each of our segments for the years ended December 31, 2021, 2020, and 2019, see Note 27 to the Consolidated Financial Statements, “Segment Information.”

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

In November of 2021, we sold our equity investment in Knight Hawk Holdings, LLC, which had been part of our Corporate, Other and Eliminations grouping. For further information on the sale of Knight Hawk Holdings, LLC, please see Note 4 to the Consolidated Financial Statements, “Divestitures.”

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

The following map shows the locations of our active, royalty and undeveloped mining operations.  Note that this is limited to those properties in which we have current mining operations or expect to have an economic benefit due to mining activity in the future:

Coal Creek
Black Thunder Mine
West Elk
Other Northern Appalachia
Leer Mine
Mountain Laurel
Leer South
Beckley
Properties
Status
Active
Royalty
Undeveloped

The following table provides a summary of information regarding our active mining complexes as of December 31, 2021, including the total tons sold associated with these complexes for the years ended December 31, 2021, 2020, and 2019 and the total reserves associated with these complexes at December 31, 2021. The amount disclosed below for the total cost of property, plant and equipment of each mining complex does not include the costs of the coal reserves that we have assigned to an individual complex. The Company owns 100% of the active mining complexes below.

							Total Cost
							of Property,
							Plant and
							Equipment	Total
							at	Recoverable
		Mining		Tons Sold (1)			December	Mineral
Mining Complex	Mines	Equipment	Railroad	2019	2020	2021	31, 2021	Reserves
								(Million
							($ millions)	tons)
Metallurgical:
Leer	U	LW, CM	CSX	4.1	4.2	4.6	279.6	44.4
Leer South	U	LW, CM	CSX	1.1	0.7	0.8	621.9	64.5
Beckley	U	CM	CSX	1.0	1.0	1.1	76.3	17.6
Mountain Laurel	U	CM	CSX	1.4	0.9	1.0	55.3	17.8
Thermal:
Black Thunder	S	D, S	UP/BN	72.0	50.2	60.2	$188.7	545.0
Coal Creek	S	D, S	UP/BN	2.6	2.1	2.0	0.3	—
West Elk	U	LW, CM	UP	4.1	2.5	3.0	—	51.9
Totals				86.3	61.6	72.7	$189.0	741.2

S = Surface mine	D = Dragline	UP = Union Pacific Railroad
U = Underground mine	S = Shovel/truck	CSX = CSX Transportation
	LW = Longwall	BN = Burlington Northern-Santa Fe Railway
CM = Continuous miner
(1)	Tons of coal we purchased from third parties that were not processed through our loadout facilities are not included in the amounts shown in the table above.

In October 2018, the Securities and Exchange Commission (“SEC”) adopted amendments to its current disclosure rules to modernize the mineral property disclosure requirements for mining registrants. The amendments include the adoption of S-K 1300, which will govern disclosure for mining registrants (the “SEC Mining Modernization Rules”).

Descriptions in this report of our mineral reserves and resources are prepared in accordance with S-K 1300, as well as similar information provided by other issuers in accordance with S-K 1300, may not be comparable to similar information that is presented elsewhere outside of this report. Please refer to the Technical Report Summaries (“TRS”) filed as Exhibits 96.1-96.3 hereto for additional information with respect to our material properties.  Refer to Item 2. Properties for further discussion on the reserves and material properties.

Metallurgical

Leer. The Leer Complex, located in Taylor County, West Virginia, includes approximately 44.4 million tons of coal reserves as of December 31, 2021 and is primarily sold as High-Vol A metallurgical quality coal in the Lower Kittanning seam, and is part of approximately 93,100 acres that is considered our Tygart Valley area. Substantially all of the reserves at Leer are owned rather than leased from third parties.

All the production is processed through a 1,400 ton-per-hour preparation plant and loaded on the CSX railroad. A 15,000-ton train can be loaded in less than four hours.

Leer South. The Leer South mining complex consists of the newly commenced longwall Leer South operation in the Lower Kittanning seam, existing Sentinel underground mine in the Clarion seam, a preparation plant and a loadout facility located on approximately 26,000 acres in Barbour County, West Virginia. Plant and coal handling facilities were upgraded to handle longwall volumes and include a 1,600 ton-per-hour preparation plant located near the mine, as well as a loadout facility served by the CSX railroad and connected to the plant by a 4,000 ton-per-hour conveyor system. The loadout facility is capable of loading a 15,000 ton unit train in less than four hours.

Coal quality is primarily High-Vol A metallurgical coal similar to our Leer Complex. The Leer South mining complex had approximately 64.5 million tons of proven and probable reserves at December 31, 2021. A significant portion of the reserves at Leer South are owned rather than leased from third parties.

Beckley. The Beckley mining complex is located on approximately 19,700 acres in Raleigh County, West Virginia. Beckley is extracting high quality, Low-Vol metallurgical coal in the Pocahontas No. 3 seam. The Beckley mining complex had approximately 17.6 million tons of proven and probable reserves at December 31, 2021.

Coal is conveyed from the mine to a 600-ton-per-hour preparation plant before shipping the coal via the CSX railroad. The loadout facility can load a 10,000-ton train in less than four hours.

Mountain Laurel. Mountain Laurel is an underground mining complex located on approximately 38,200 acres in Logan County and Boone County, West Virginia. Underground mining operations at the Mountain Laurel mining complex extracts High-Vol B metallurgical coal from the Alma and No. 2 Gas seams. Including the No. 2 Gas seam, the Mountain Laurel mining complex has approximately 17.8 million tons of proven and probable reserves at December 31, 2021.

We process all of the coal through a 1,400-ton-per-hour preparation plant before shipping the coal to our customers via the CSX railroad. The loadout facility can load a 15,000-ton train in less than four hours.

Thermal

Black Thunder. Black Thunder is a surface mining complex located on approximately 35,400 acres in Campbell County, Wyoming. The Black Thunder complex extracts thermal coal from the Upper Wyodak and Main Wyodak seams.

We control a significant portion of the coal reserves through federal and state leases. The Black Thunder mining complex had approximately 545 million tons of proven and probable reserves at December 31, 2021.

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

In alignment with our desire to shrink our operational footprint and associated liabilities, we have committed to systematically reclaiming our Coal Creek operation in the Powder River Basin as sales from Coal Creek taper down.

The Coal Creek complex currently consists of one active pit area and a loadout facility. We ship all of the coal raw to our customers via the Burlington Northern Santa Fe and Union Pacific railroads. We do not process the coal mined at this complex. The loadout facility can load a 15,000-ton train in less than three hours.

West Elk. West Elk is an underground mining complex located on approximately 18,400 acres in Gunnison County, Colorado. The West Elk mining complex extracts thermal coal from the E seam. We are currently working on developing the B seam at the complex.

We control a significant portion of the coal reserves through federal and state leases. The West Elk mining complex had approximately 51.9 million tons of proven and probable reserves at December 31, 2021.

The West Elk complex currently consists of a longwall, continuous miner sections and a loadout facility. We ship most of the coal raw to our customers via the Union Pacific railroad. The loadout facility can load an 11,000-ton train in less than three hours.

Sales, Marketing and Trading

Overview. Coal prices are influenced by a number of factors and can vary materially by region. The price of coal within a region is influenced by general marketplace conditions, the supply and price of alternative fuels to coal (such as natural gas and subsidized renewables), production costs, coal quality, transportation costs involved in moving coal from the mine to the point of use and mine operating costs. For example, in thermal coal markets, higher heat and lower ash content generally result in higher prices, and higher sulfur and higher ash content generally result in lower prices within a given geographic region. In metallurgical coal markets, chemical properties within the coal and transportation costs determine price differences.

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

Customers. The Company markets its metallurgical and thermal coal to domestic and foreign steel producers, domestic and foreign power generators, and other industrial facilities. For the year ended December 31, 2021, we derived approximately 20% of our total coal revenues from sales to our three largest customers, ArcelorMittal, ThyssenKrupp AG and Union Electric dba Ameren Missouri and approximately 49% of our total coal revenues from sales to our 10 largest customers.

In 2021, we sold coal to domestic customers located in 27 different states. The locations of our mines enable us to ship coal to most of the major coal-fueled power plants in the United States.

In addition, in 2021 we exported coal to Europe, Asia, Central and South America. Exports to seaborne countries were $1.1 billion, $0.5 billion and $1.0 billion for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021 and 2020, trade receivables related to metallurgical-quality coal sales totaled $251.5 million and $69.1 million, respectively, or 78% and 62% of total trade receivables, respectively. We do not have foreign currency exposure for our international sales as all sales are denominated and settled in U.S. dollars.

The Company’s seaborne revenues by coal shipment destination for the year ended December 31, 2021, were as follows:

(In thousands)
Europe	$592,702
Asia	446,724
Central and South America	109,613
Total	$1,149,039

Long-Term Coal Supply Arrangements

As is customary in the coal industry, we enter into fixed price, fixed volume term-based supply contracts, the terms of which are sometimes more than one year (“Long-Term”), with many of our customers. Multiple year contracts usually have specific and possibly different volume and pricing arrangements for each year of the contract. Long-term contracts allow customers to secure a supply for their future needs and provide us with greater predictability of sales volume and sales prices. In 2021, we sold approximately 63% of the tonnage (representing approximately 35% of the Company’s revenues) of our coal under long-term supply arrangements. The majority of our supply contracts include a fixed price for the term of the agreement or a pre-determined escalation in price for each year. Some of our long-term supply agreements may include a variable pricing system. While most of our sales contracts are for terms of one to five years, some are as short as one month. At December 31, 2021, the average volume-weighted remaining term of our long-term contracts for metallurgical and thermal coal was approximately 2.5 years, with remaining terms ranging from one to five years. At December 31, 2021, remaining tons under long-term supply agreements, including those subject to price re-opener or extension provisions, were approximately 127.8 million tons.

We typically sell coal to North American customers under term arrangements through a “request-for-proposal” process. We also respond to private solicitations and generally do not know if a customer intends to buy the coal for which they solicited. The terms of our coal sales agreements are dictated by the availability and price of alternative fuels, general marketplace conditions, the quality of the coal we have available to sell, our mine operations (including operating costs), the length of contract, as well as negotiations with customers. Consequently, the terms of these contracts may vary to some extent by customer, including base price adjustment features, price re-opener terms, coal quality requirements, quantity parameters, permitted sources of supply, future regulatory changes, extension options, force majeure, termination, damages and assignment provisions. Our long-term supply contracts typically contain provisions to adjust the base price due to new statutes, ordinances or regulations. We typically sell our metallurgical coal to non-North American customers based on various indices or agreements to mutually negotiate the price. These agreements generally are for one year and can reset pricing with each shipment. Additionally, some of our contracts contain provisions that allow for the recovery of costs affected by modifications or changes in the interpretations or application of any applicable statute by local, state or federal government authorities. These provisions only apply to the base price of coal contained in these supply contracts. In some circumstances, a significant adjustment in base price can lead to termination of the contract.

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

Customers are generally required to take their coal on a ratable basis but have been known to push sales out in low demand periods when contract prices are higher. Each of these situations must be dealt with on an individual basis.

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

Transportation. We generally sell coal to international customers at export terminals, and we are usually responsible for the cost of transporting coal to the export terminals. We transport our coal to Atlantic coast terminals, Pacific cost terminals or terminals along the Gulf of Mexico for transportation to international customers. Our international customers are generally responsible for paying the cost of ocean freight. We may also sell coal to international customers delivered to an unloading facility at the destination country.

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

Competition

The coal industry is intensely competitive with alternative energy sources outside of the industry and between producing companies. The most important factors on which we compete are coal quality, delivered costs to the customer and reliability of supply. Our principal domestic coal-producing competitors include Alpha Metallurgical Resources Inc.; Coronado Coal LLC; Corsa Coal Corp.; Eagle Specialty Materials LLC; Navajo Transitional Energy Company LLC; Peabody Energy Corp.; Ramaco Resources; and Warrior Met Coal, Inc. Some of these coal producers are larger than we are and have greater financial resources and larger reserve bases than we do. We also compete directly with a number of smaller producers in each of the geographic regions in which we operate, as well as companies that produce coal from one or more foreign countries, such as Australia, Canada, Colombia, Indonesia and South Africa.

Our principal competitor in thermal coal is natural gas, other alternative fuels, and subsidized renewables. Specifically, coal competes directly with other fuels, such as natural gas, nuclear energy, hydropower, subsidized renewable, and petroleum, for steam and electrical power generation. Costs and other factors relating to these alternative fuels, such as safety and environmental considerations, as well as tax incentives and various mandates, affect the overall demand for coal as a fuel and the price we can charge for the coal.

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

In order to obtain mining permits and approvals from federal and state regulatory authorities, mine operators must submit a reclamation plan for restoring, upon the completion of mining operations, the mined property to its prior condition or other authorized use. Typically, we submit the necessary permit applications several months or even years before we plan to begin mining a new area. Some of our required permits are becoming increasingly more difficult and expensive to obtain, and the application review processes are taking longer to complete and becoming increasingly subject to challenge, and political manipulation even after a permit has been issued.

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

In addition to the bond requirement for an active or proposed permit, the Abandoned Mine Land Fund, which was created by SMCRA, requires that a fee be paid on all coal produced. The proceeds of the fee are used to restore mines closed or abandoned prior to SMCRA’s adoption in 1977, as well as fund other state and federal initiatives. For the first three quarters of 2021, the fee was $0.28 per ton of coal produced from surface mines and $0.12 per ton of coal produced from underground mines. As a result of the Infrastructure Investment and Jobs Act of 2021, which included the Abandoned Mine Land Reclamation Amendments of 2021, the fees decreased as of the calendar quarter beginning October 1, 2021. The current fee is $0.224 per ton of coal produced from surface mines and $0.096 per ton of coal produced from underground mines. In 2021, we recorded $17.5 million of expense related to these reclamation fees.

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

The costs of these bonds have widely fluctuated in recent years while the market terms of surety bonds have remained difficult for mine operators. These changes in the terms of the bonds have been accompanied at times by a decrease in the number of companies willing to issue surety bonds. As of December 31, 2021, we posted an aggregate of approximately $541.1 million in surety bonds, cash, and letters of credit outstanding for reclamation purposes.

At December 31, 2021, the Company established a fund for asset retirement obligations and thus far has contributed $20 million that will serve to defease the long-term asset retirement obligation for its thermal asset base. During 2022, the Company plans to make contributions to the thermal ARO fund on a quarterly basis and expect total contributions could be at least $100.0 million if market conditions remain favorable.

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

Under the Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977, each coal mine operator must secure payment of federal black lung benefits to claimants who are current and former employees and to a trust fund for the payment of benefits and medical expenses to claimants who last worked in the coal industry prior to July 1, 1973. The trust fund is funded by an excise tax on coal production. In 2021, the tax was $1.10 per ton for coal mined in underground operations and $0.55 per ton for coal mined in surface operations, in each case not to exceed 4.4% of the gross sales price. The current tax is $.50 per ton for coal mined in underground operations and $0.25 per ton for coal mined in surface operations in each case not to exceed 2.0% of the gross sales price. This excise tax does not apply to coal shipped outside the United States. In 2021, we recorded $34.8 million of expense related to this excise tax. There are currently several bills being considered in Congress which propose to raise this tax, including the Build Back Better Act.

Clean Air Act. The federal Clean Air Act and similar state and local laws that regulate air emissions affect coal mining directly and indirectly. Direct impacts on coal mining and processing operations include Clean Air Act permitting requirements and emissions control requirements. These include emissions of ozone precursors and particulate matter which may include controlling fugitive dust. The Clean Air Act also indirectly affects coal mining operations, for example, by extensively regulating the emissions of fine particulate matter measuring 2.5 micrometers in diameter or smaller, sulfur dioxide, nitrogen oxides, mercury and other compounds emitted by coal-fueled power plants and industrial boilers, which are the largest end-users of our coal. Already stringent regulation of emissions further tightened throughout the Obama Administration, such as the Mercury and Air Toxics Standard (MATS), finalized in 2011 and discussed in more detail below. In addition, the U.S. Environmental Protection Agency, which we refer to as the EPA, has issued regulations with respect to other emissions, such as greenhouse gases (GHGs), from new, modified, reconstructed and existing electric generating units, including coal-fired plants. Other GHG regulations apply to industrial boilers (see discussion of Climate Change, below). On January 20, 2021, the current administration issued an executive order directing all federal agencies to review and take action to address any federal regulations, orders, guidance documents, policies and any similar agency actions promulgated during the prior administration that may be inconsistent with the administration’s policies. As a result, it is unclear the degree to which certain recent regulatory developments may be modified or rescinded. The executive order also established an Interagency Working Group on the Social Cost of Greenhouse Gases (“Working Group”), which is called on to, among other things, develop methodologies for calculating the “social cost of carbon,” “social cost of nitrous oxide” and “social cost of methane.” The Working Group published a Technical Support Document in February 2021 seeking public comments by May 2021. Recommendations from the Working Group were due beginning June 1, 2021 and final recommendations no later than January 2022. The Working Group made initial recommendations in February 2021; final recommendations have not been released. Further regulation of air emissions, as well as uncertainty regarding the future course of regulation, could eventually reduce the demand for coal.

On January 27, 2021, the current administration issued an executive order focused on addressing climate change. Among other things, the executive order directed the Secretary of the Interior to pause new oil and natural gas leasing on public lands or in offshore waters pending completion of a comprehensive review of the federal permitting and leasing practices, consider whether to adjust royalties associated with coal, oil, and gas resources extracted from public lands and offshore waters, or take other appropriate action, to account for corresponding climate costs. In response to the executive order, the U.S. Department of the Interior suspended new oil and gas leases on federal land and in federal waters. The suspension was challenged in federal court, and in June 2021 a federal district court judge in Louisiana issued a preliminary injunction blocking the suspension. The executive order also directed the federal government to identify “fossil fuel subsidies” to take steps to ensure that, to the extent consistent with applicable law, federal funding is not directly subsidizing fossil fuels. In November 2021, the U.S. Department of the Interior issued a “Report On The Federal Oil And Gas Leasing Program,” which assesses the current state of oil and gas leasing on federal lands and proposes several reforms, including raising royalty rates and implementing stricter standards for entities seeking to purchase oil and gas leases.

Clean Air Act requirements that may directly or indirectly affect our operations include the following:

•	Acid Rain. Title IV of the Clean Air Act, promulgated in 1990, imposed a two-phase reduction of sulfur dioxide emissions by electric utilities. Phase II became effective in 2000 and applies to all coal-fueled power plants with a capacity of more than 25-megawatts. Generally, the affected power plants have sought to comply with these requirements by switching to lower sulfur fuels, installing pollution control devices, reducing electricity generating levels or purchasing or trading sulfur dioxide emissions allowances. Although we cannot accurately predict the future effect of this Clean Air Act provision on our operations, we believe that implementation of Phase II has been factored into the pricing of the coal market.

•	Particulate Matter. The Clean Air Act requires the EPA to set national ambient air quality standards, which we refer to as NAAQS, for certain pollutants associated with the combustion of coal, including sulfur dioxide, particulate matter, nitrogen oxides and ozone. Areas that are not in compliance with these standards, referred to as non-attainment areas, must take steps to reduce emissions levels. For example, NAAQS currently exist for particulate matter measuring 10 micrometers in diameter or smaller (PM10) and for fine particulate matter measuring 2.5 micrometers in diameter or smaller (PM2.5), and the EPA revised the PM2.5 NAAQS on December 14, 2012, making it more stringent. The states were required to make recommendations on nonattainment designations for the new NAAQS in late 2013. The EPA issued final designations for most areas of the country in 2012 and made some revisions in 2015. Individual states must now identify the sources of emissions and develop emission reduction plans. These plans may be state-specific or regional in scope. Under the Clean Air Act, individual states have up to 12 years from the date of designation to secure emissions reductions from sources contributing to the problem. Future regulation and enforcement of the new PM2.5 standard, as well as future revisions of PM standards, will affect many power plants, especially coal-fueled power plants, and all plants in non-attainment areas.

•	Ozone. On October 26, 2015, the EPA published a final rule revising the existing primary and secondary NAAQS for ozone, reducing them to 70ppb on an 8-hour average. On November 17, 2016, the EPA issued a proposed implementation rule on non-attainment area classification and state implementation plans (SIPs). The EPA published a final rule in November 2017 that issued area designations with respect to ground-level ozone for approximately 35% of the U.S. counties, designating them as either “attainment/unclassifiable” or “unclassifiable.” In April 2018 and July 2018, the EPA issued ozone designations for all areas not addressed in the November 2017 rule. States with moderate or high nonattainment areas were required to submit SIPs by October 2021. Significant additional emission control expenditures will likely be required at certain coal-fueled power plants to meet the new stricter NAAQS. Nitrogen oxides, which are a byproduct of coal combustion, are classified as an ozone precursor. As a result, emissions control requirements for new and expanded coal-fueled power plants and industrial boilers will continue to become more demanding in the years ahead. On December 6, 2018, the EPA issued a Final Rule implementing the 2015 Ozone NAAQS for nonattainment areas (“2015 Ozone Implementation Rule”). The 2015 Ozone Implementation Rule is notable for providing greater flexibility to States to consider international sources of pollution and other mechanisms for relief from strict application of the standard. With such flexibility, the effect on demand for coal will vary by state. By law, the EPA must review each NAAQS every five years. In December 2020, the EPA announced that it was retaining without revision the 2015 NAAQS for ozone. However, as noted above, on January 20, 2021, the current administration issued an executive order directing federal agencies to review and take action to address any federal regulations or similar agency actions promulgated during the prior administration that may be inconsistent with the current administration’s stated priorities. The EPA was specifically ordered to, among other things, propose a Federal Implementation Plan for ozone standards for California, Connecticut, New York, Pennsylvania and Texas by January 2022. In December 2021 and January 2022, EPA approved multiple revisions to ozone SIPs in Pennsylvania, New York, Connecticut, and a number of air quality districts in California; proceedings are ongoing in Texas and other districts in California.

•	NOx SIP Call. The Nitrogen Oxides State Implementation Plan (NOx SIP) Call program was established by the EPA in October 1998 to reduce the transport of ozone on prevailing winds from the Midwest and South to states in the Northeast, which said that they could not meet federal air quality standards because of migrating pollution. The program was designed to reduce nitrous oxide emissions by one million tons per year in 22 eastern states and the District of Columbia. Phase II reductions were required by May 2007. As a result of the program, many power plants were required to install additional emission control measures, such as selective catalytic reduction devices. Installation of additional emission control measures has made it more costly to operate coal-fueled power plants, which could make coal a less attractive fuel.

•	Interstate Transport. The EPA finalized the Clean Air Interstate Rule, which we refer to as CAIR, in March 2005. CAIR called for power plants in 28 Eastern states and the District of Columbia to reduce emission levels of sulfur dioxide and nitrous oxide, which could lead to non-attainment of PM2.5 and ozone NAAQS in downwind states (interstate transport), pursuant to a cap and trade program similar to the system now in effect for acid deposition control. In July 2008, in State of North Carolina v. EPA and consolidated cases, the D.C. Circuit disagreed with the EPA’s reading of the Clean Air Act and vacated CAIR in its entirety. In December 2008, the D.C. Circuit revised its remedy and remanded the rule to the EPA. The EPA proposed a revised transport rule on August 2, 2010 (75 Fed. Reg. 45209) to address attainment of the 1997 ozone NAAQS and the 2006 PM2.5 NAAQS. The rule was finalized as the Cross State Air Pollution Rule (CSAPR) on July 6, 2011, with compliance required for SO2 reductions beginning January 1, 2012 and compliance with NOx reductions required by May 1, 2012. Numerous appeals of the rule were filed and, on August 21, 2012, the D.C. Circuit vacated the rule, leaving the EPA to continue implementation of the CAIR. Controls required under the CAIR, especially in conjunction with other rules, may have affected the market for coal inasmuch as multiple existing coal fired units were being retired rather than having required controls installed.

The U.S. Supreme Court agreed to hear the EPA’s appeal of the decision vacating CSAPR and on April 29, 2014, issued an opinion reversing the August 21, 2012 D.C. Circuit decision, remanding the case back to the D.C. Circuit. The EPA then requested that the court lift the CSAPR stay and toll the CSAPR compliance deadlines by three years. On October 23, 2014, the D.C. Circuit granted the EPA’s request, and that court later dismissed all pending challenges to the rule on July 28, 2015 but it remanded some state budgets to the EPA for further consideration. CSAPR Phase 1 implementation began in 2015, with Phase 2 beginning in 2017. CSAPR generally requires greater reductions than under CAIR. As a result, some coal-fired power plants will be required to install costly pollution controls or shut down which may adversely affect the demand for coal. Finally, in October 2016, the EPA issued an update to the CSAPR to address interstate transport of air pollution under the more recent 2008 ozone NAAQS and the state budgets remanded by the D.C. Circuit. Consolidated judicial challenges to the rule are now pending, but on August 10, 2017, the D.C. Circuit suspended briefing in the litigation after industry petitioners challenging the rule requested to delay proceedings so the EPA can determine whether to reconsider the revised CSAPR. On June 29, 2018, the EPA issued a proposed determination that the 2016 CSAPR Update Rule fully addresses states’ interstate transport obligations under the 2008 ozone NAAQS. However, the EPA has also signaled in a variety of 2018 memoranda that states may have more flexibility to consider international emissions and higher thresholds in developing SIPs than under prior guidance. It is not clear how the combination of upholding the 2016 CSAPR Update Rule while allowing greater SIP flexibility will affect decisions to install controls or shut down units, and any resulting effects on the demand for coal. On September 13, 2019 the D.C. Circuit upheld most of the 2016 CSAPR Update Rule, but vacated a provision that allowed upwind states to continue to contribute significantly to downwind states’ noncompliance beyond downwind states’ statutory compliance deadlines. On October 15, 2020, EPA proposed the Revised CSAPR Update Rule in order to address 21 states’ outstanding interstate pollution transport obligations for the 2008 NAAQS. On April 30, 2021, the EPA published the final rule, 86 Fed. Reg. 23,054, entitled the “Revised Cross-State Air Pollution Rule Update for the 2008 Ozone NAAQS.” The Revised CSAPR Update Rule became effective on June 29, 2021, and was challenged by the “Midwest Ozone Group,” a collection of utilities and industry entities. That case remains pending in the D.C. Circuit. If the CSAPR Update Rule is upheld, this may affect demand for coal.

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

MATS was challenged in the D.C. Circuit, which upheld the rule on April 15, 2013. Petitioners successfully obtained Supreme Court review, and on June 29, 2015, the Supreme Court issued a 5-4 decision striking down the final rule based on the EPA’s failure to consider economic costs in determining whether to regulate. The case was remanded to the D.C. Circuit. The EPA began reconsideration of costs, and petitioners unsuccessfully sought a stay of the rule in the Supreme Court in February 2016. In April 2016, the EPA issued a MATS 2016 Supplemental Finding, a final finding that it is appropriate and necessary to set standards for emissions of air toxics from coal- and oil-fired power plants. On December 27, 2018, the EPA released a proposed Supplemental Cost Finding, concluding that direct regulation of air toxics from coal- and oil-fired power plants is not cost-justified, but proposing to leave the emissions standards and other requirements of the 2012 rule in place. On May 22, 2020, the EPA released a final Supplemental Finding, again concluding that it is not "appropriate and necessary" to regulate EGUs under section 112 of the CAA. The EPA also took final action on the residual risk and technology review (RTR) required by CAA section 112. The results from the RTR showed that emissions of hazardous air pollutants (HAPs) had been reduced such that residual risk is at acceptable levels, there are no developments in HAP emissions controls to achieve further cost-effective reductions beyond the current standards, and, therefore, that no changes to the MATS rule were warranted. However, in the January 20, 2021 Executive Order, the Biden Administration announced a review of the rule in conjunction with other climate-related regulations, and is considering revisiting the “appropriate and necessary” determination and reversing the Supplemental Finding.

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

On August 20, 2019, EPA issued guidance to states in preparing SIPs to meet the 2021 deadline, highlighting state flexibility. In September 2021, EPA issued a clarification memorandum, narrowing some of the flexibility identified in prior guidance. Regional haze litigation over specific implementation continues, and both evolving guidance and the litigation could affect demand for coal.

•	New Source Review. A number of pending regulatory changes and court actions are affecting the scope of the EPA’s new source review program, which under certain circumstances requires existing coal-fueled power plants to install the more stringent air emissions control equipment required of new plants. One of these pending regulatory changes is the EPA’s November 15, 2021 proposed rule on “Standards of Performance for New, Reconstructed, and Modified Sources and Emissions Guidelines for Existing Sources: Oil and Natural Gas Sector Climate Review.” The new source review program is continually revised and such revisions may impact demand for coal nationally.

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

Demand for coal also may be impacted by international efforts to reduce emissions of greenhouse gases. For example, in December 2015, representatives of 195 nations reached a climate accord that will, for the first time, commit participating countries to lowering greenhouse gas emissions, as discussed further below. Further, the United States and a number of international development banks, such as the World Bank, the European Investment Bank and European Bank for Reconstruction and Development, have announced that they will no longer provide financing for the development of new coal-fueled power plants, subject to very narrow exceptions.

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

On June 19, 2019, the EPA finalized the Affordable Clean Energy (ACE) rule as a replacement for the Clean Power Plan. The ACE rule establishes emission guidelines for states to develop plans to address greenhouse gas emissions from existing coal-fired power plants. The ACE rule has several components: a determination of the best system of emission reduction for greenhouse gas emissions from coal-fired power plants, a list of “candidate technologies” states can use when developing their plans, a new preliminary applicability test for determining whether a physical or operational change made to a power plant may be a “major modification” triggering New Source Review, and new implementing regulations for emission guidelines under Clean Air Act section 111(d). On January 19, 2021, the D.C. Circuit Court of Appeals vacated the ACE rule and its implied repeal of the Clean Power Plan, remanding to the EPA for further proceedings. As the remand was proceeding, the Supreme Court agreed to revisit the EPA’s authority to regulate carbon emissions under Clean Air Act section 111(d). In West Virginia v. EPA, No. 20-1530 and three other consolidated cases, the Court is considering the agency’s authority to regulate emissions sector-wide rather than on individual sources, limits on the agency’s ability to direct States to take action, and the range of factors the agency can consider in rulemaking under section 111(d). These issues implicate not only the ACE, but potentially a variety of other rules related to coal combustion. A decision is expected by June 2022.

In December 2015, 195 nations (including United States) signed the Paris Agreement, a long-term, international framework convention designed to address climate change over the next several decades. This agreement entered into force in November 2016 after more than 70 countries, including the United States, ratified or otherwise agreed to be bound by the agreement. The United States was among the countries that submitted its declaration of intended greenhouse gas reductions in early 2015, stating its intention to reduce U.S. greenhouse gas emissions by 26-28% by 2025 compared to 2005 levels. Whether and to what extent the United States meets its stated intention likely depends on several factors, including whether the ACE rule is implemented. In June 2017, The Trump Administration announced the United States intends to withdraw from the Paris Agreement. In November 2019, The Trump administration formally initiated the withdrawal process, and formally exited the Agreement on November 4, 2020. President Biden has recommitted the United States to the Paris Agreement and, in April 2021, announced a goal of reducing the United

States’ emissions by 50-52% below 2005 levels by 2030. In November 2021, President Biden released “The Long-Term Strategy of the United States: Pathways to Net-Zero Greenhouse Gas Emissions by 2050,” which, among other things, explains that the U.S. and EU are co-leading the “Global Methane Pledge” that aims to cut global methane pollution at least 30% by 2030 relative to 2020 levels. President Biden also agreed that same month to cooperate with Chinese leader Xi Jinping on accelerating progress toward the adoption of clean energy. Regardless of the extent to which the United States ultimately participates in these reductions, over the long term, international participation in the Paris Agreement framework could reduce overall demand for coal which could have a material adverse impact on us. These effects could be more adverse to the extent the United States ultimately participates in these reductions (whether via the Paris Agreement or otherwise).

Several U.S. states have enacted legislation establishing greenhouse gas emissions reduction goals or requirements or joined regional greenhouse gas reduction initiatives. Some states also have enacted legislation or regulations requiring electricity suppliers to use renewable energy sources to generate a certain percentage of power or that provide financial incentives to electricity suppliers for using renewable energy sources. For example, eleven northeastern and mid-Atlantic states currently are members of the Regional Greenhouse Gas Initiative, which is a mandatory cap-and-trade program established in 2005 to cap regional carbon dioxide emissions from power plants. Six Midwestern states and one Canadian province entered into the Midwestern Regional Greenhouse Gas Reduction Accord to establish voluntary regional greenhouse gas reduction targets and develop a voluntary multi-sector cap-and-trade system to help meet the targets, although it has been reported that the members no longer are actively pursuing the group’s activities. Lastly, California and Quebec remain members of the Western Climate Initiative, which was formed in 2008 to establish a voluntary regional greenhouse gas reduction goal and develop market-based strategies to achieve emissions reductions, and those two jurisdictions have adopted their own greenhouse gas cap-and-trade regulations. Several states and provinces that originally were members of these organizations, as well as some current members, have joined the new North America 2050 initiative, which seeks to reduce greenhouse gas emissions and create economic opportunities aside from cap-and-trade programs. Any particular state, or any of these or other regional group, may have or adopt in the future rules or policies that cause some users of coal to switch from coal to a lower carbon fuel. There can be no assurance at this time that a carbon dioxide cap-and-trade-program, a carbon tax or other regulatory or policy regime, if implemented by any one or more states or regions in which our customers operate or at the federal level, will not affect the future market for coal in those states or regions and lower the overall demand for coal.

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

The scope of waters that fall within the Clean Water Act’s jurisdiction is expansive and may include features not commonly understood to be a stream or wetland.  In June 2015, the EPA and the Army Corps of Engineers (the “Corps”) issued a new rule defining the scope of "waters of the United States" (WOTUS) that are subject to regulation.  The 2015 WOTUS rule was challenged by a number of states and private parties in various federal courts.  In December 2017, the EPA and the Corps proposed a rule to repeal the 2015 WOTUS rule. The repeal took effect on December 23, 2019. In December 2018, the EPA and Corps also formally proposed a new rule revising the definition of WOTUS. The new rule -- the Navigable Waters Protection Rule (“NWPR”) -- became effective on June 22, 2020 and substantially reduced the scope of waters that fall within the Clean Water Act’s jurisdiction, in part by excluding ephemeral streams, which potentially qualified as “Waters of the United States” under the 2015 WOTUS rule. Numerous challenges to the NWPR were filed, and in 2021 under the new Biden administration, the EPA and the Corps asked the courts in the pending litigation to remand the NWPR for agency reconsideration but to maintain the effect of the NWPR in the interim. In August 2021, a federal district court in Arizona declined the request and vacated the NWPR without specifying whether its decision applied nationwide. However, the EPA and the Corps announced on September 3, 2021 that they would revert to the pre-2015 rule until further notice. On December 7, 2021, the EPA and the Corps announced a new proposed rule, which would largely retain the pre-2015 regulatory framework with the addition of other waters that meet the “relatively permanent” or “significant nexus” standards. On January 24, 2022, the U.S. Supreme Court decided to hear a challenge to EPA’s interpretation of WOTUS.

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

Resource Conservation and Recovery Act. The Resource Conservation and Recovery Act, which we refer to as RCRA, may affect coal mining operations through its requirements for the management, handling, transportation and disposal of hazardous wastes. Many mining wastes are excluded from the regulatory definition of hazardous wastes, and coal mining operations covered by SMCRA permits are by statute exempted from RCRA permitting. RCRA also allows the EPA to require corrective action at sites where there is a release of hazardous substances. In addition, each state has its own laws regarding the proper management and disposal of waste material. In June 2010, the EPA released a proposed rule to regulate the disposal of certain coal combustion residuals, which we refer to as CCR. The proposed rule set forth two very different options for regulating CCR under RCRA. The first option called for regulation of CCR as a hazardous waste under Subtitle C, which creates a comprehensive program of federally enforceable requirements for waste management and disposal. The second option utilized Subtitle D, which would give the EPA authority to set performance standards for waste management facilities and would be enforced primarily through citizen suits. The proposal left intact the so-called Bevill exemption for beneficial uses of CCR. The EPA finalized the CCR rule on December 19, 2014, setting nationwide solid nonhazardous waste standards for CCR disposal. On April 17, 2015, the EPA finalized regulations under the solid waste provisions (Subtitle D) of RCRA and not the hazardous waste provisions (Subtitle C) which became effective on October 19, 2015. The final rule establishes national minimum criteria for existing and new CCR landfills, surface impoundments and lateral expansions, and also establishes structural integrity criteria for new and existing surface impoundments (including establishing requirements for owners and operators to conduct periodic structural integrity-related assessments). The criteria include location restrictions, design and operating criteria, groundwater monitoring and corrective action, closure requirements and post-closure care and recordkeeping, notification and internet posting requirements. While classification of CCR as a hazardous waste would have led to more stringent restrictions and higher costs, this regulation may still increase our customers' operating costs and potentially reduce their ability to purchase coal. In addition, contamination caused by the past disposal of CCR, including coal ash, could lead to citizen suit enforcement against our customers under RCRA or other federal or state laws and potentially reduce the demand for coal. In another development regarding coal combustion wastes, the EPA conducted an assessment of impoundments and other units that manage residuals from coal combustion and that contain free liquids following a massive coal ash spill in Tennessee in 2008. The EPA contractors conducted site assessments at many impoundments and is requiring appropriate remedial action at any facility that is found to have a unit posing a risk for potential failure. The EPA is posting utility responses to the assessment on its web site as the responses are received. After industry groups filed a suit in the D.C. Circuit, challenging the 2015 rule, former EPA Administrator Pruitt issued a letter on September 13, 2017 indicating the agency’s decision to reconsider the rule in response to industry petitions. On August 22, 2018, the D.C. Circuit remanded the rule at the EPA’s request. On August 28, 2020, the EPA issued a final revised rule that modifies standards regarding beneficial use and assessing environmental harm, and extends deadlines for regulated entities to come into compliance. Environmental groups sought to challenge the rule, but the petition was untimely and was voluntarily dismissed. Future regulations resulting from the EPA coal combustion refuse assessments may impact the ability of the Company’s utility customers to continue to use coal in their power plants.

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

Endangered Species. The Endangered Species Act and other related federal and state statutes protect species threatened or endangered with possible extinction. Protection of threatened, endangered and other special status species may have the effect of prohibiting or delaying us from obtaining mining permits and may include restrictions on timber harvesting, road building and other mining or agricultural activities in areas containing the affected species. A number of species indigenous to our properties are protected under the Endangered Species Act or other related laws or regulations. Based on the species that have been identified to date and the current application of applicable laws and regulations, however, we do not believe there are any species protected under the Endangered Species Act that would materially and adversely affect our ability to mine coal from our properties in accordance with current mining plans. We have been able to continue our operations within the existing spatial, temporal and other restrictions associated with special status species. In its final rule published on December 16, 2020, the FWS adopted a regulatory definition of “habitat” for the first time, which could have important consequences for future designations of “critical habitat” under the Endangered Species Act. In October 2021, the Biden administration published rules that changed the definition of “habitat” and altered a policy that made it easier to exclude territory from critical habitat. Designation of critical habitat by the FWS can affect projects that require federal agency permits or funding, because section 7 of the Endangered Species Act requires federal agencies to ensure, through consultation with the FWS, that their actions are not likely to adversely modify or destroy designated critical habitat. Should more stringent protective measures be developed and applied to threatened, endangered or other special status species or to their critical habitat, then we could experience increased operating costs or difficulty in obtaining future mining permits.

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

Human Capital Resources

At December 31, 2021, Arch and its subsidiaries currently employ more than 3,300 people that are non-unionized in the United States and three employees overseas. Management believes that it has good relations with its employees.

Arch’s responsible and respectful corporate culture has allowed it to attract and retain an experienced, talented and high-performing workforce. The Company and its subsidiaries had an average voluntary retention rate of 89% in 2021. Approximately 40% of the Company’s workforce had at least 10 years of Company service in 2021.

Health and Safety. Safety is a deeply engrained value at Arch. We have consistently led our large, integrated peers in safety performance, as measured by lost-time incident rate.

The Company averaged 1.01 lost-time incidents per 200,000 employee-hours worked at December 31, 2021 in comparison to a national average lost-time incident rate of 2.36 (which represents the national average through the third quarter of 2021).

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

Since launching the behavior-based program in 2007, Arch’s operating subsidiaries have recorded a total of 1.47 million safety observations and in so doing have created a deep, employee-driven safety culture. Most importantly, the process has resulted in the successful modification of at-risk behaviors and has served as a platform for reinforcing positive behaviors. In addition, Arch operations conduct safety meetings in advance of every shift, to ensure that every employee begins every workday sharply focused on working safely.

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

Our safety focus is also evident in our response to the COVID-19 pandemic. We have instituted many policies and procedures, in alignment with CDC guidelines state and local mandates, to protect our employees during the COVID-19 outbreak. These policies and procedures include, but are not limited to, staggering shift times to limit the number of people in common areas at one time, limiting meetings and meeting sizes, wearing masks, vaccine incentives, continual cleaning and disinfecting of high touch and high traffic areas, including door handles, bath rooms, bath houses, access elevators, mining equipment, and other areas, limiting contractor access to our properties, limiting business travel, and instituting work from home for administrative employees. We continually evaluate our policies and procedures, in accordance with CDC, state, and local guidelines, and make any necessary adjustments to respond to the particular circumstances in the areas in which we operate. Vaccination rates among our workforce have leveled off during the second half of 2021, in alignment with national and local trends. Furthermore, the advent of the Delta and Omicron variants has led to increased infection rates among our workforce at certain operations, in alignment with national and local trends. We have reinstated stricter protocols at affected operations. During the second half of 2021, over fifty unit production shifts in our metallurgical segment were adversely impacted by staffing shortfalls related to increased COVID-19 case rates, and our requisite quarantine protocols. We continue to encourage vaccination among our workforce and adjust our COVID-19 responses.

Training and Development. We recognize the importance of furthering education and development of its employees through the various stages of their careers. To that end, we offer free access to thousands of courses that are designed for personal and career development through an online education platform. A number of these courses are tailored so employees can earn Continuing Education Units (CEU), Professional Development Hours (PDH), and

Professional Engineering (PE) Units to fulfill accreditation requirements. Additionally, employees are eligible for a tuition reimbursement benefit through a program designed to encourage and support development of employee skills by providing financial assistance for an approved course of study. In the past five years, Arch’s tuition reimbursement program totaled more than $1 million. These programs reflect our view that ongoing employee development is good business as well as a valuable benefit that can help attract and retain talented and skilled people.

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

Information about our Executive Officers

The following is a list of our executive officers, their ages as of February 16, 2022 and their positions and offices during the last five years:

Name	Age	Position
Paul T. Demzik	60

Mr. Demzik has served as our Senior Vice President and Chief Commercial Officers since January 2019. From June 2013 to January 2019, Mr. Demzik served as Head of Thermal Coal Trading with Anglo American Marketing Limited in London and served as President of Peabody COALTRADE, LLC from July 2005 to July 2012.

John T. Drexler	52

Mr. Drexler has served as our Senior Vice President and Chief Operating Officer since 2020. Mr. Drexler served as our Senior Vice President and Chief Financial Officer from 2008 to 2020 and our Vice President-Finance and Accounting from 2006 to 2008. From 2005 to 2006, Mr. Drexler served as our Director of Planning and Forecasting. Prior to 2005, Mr. Drexler held several other positions within our finance and accounting department. Mr. Drexler also served on the board of Knight Hawk Holdings, LLC.

John W. Eaves	64

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

Matthew C. Giljum	50

Mr. Giljum has served as our Chief Financial Officer since 2020. Mr. Giljum served as our Vice President of Finance and Treasurer from 2015 to 2020.  Prior to that role, he served as the Company's Vice President of Finance, as well as a number of other positions of increasing responsibility in the Company's finance department.

Rosemary L. Klein	54

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

Paul A. Lang	61

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

Deck S. Slone	58

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

John A. Ziegler, Jr.	55

Mr. Ziegler has served as our Senior Vice President & Chief Administrative Officer since January 2019. Mr. Ziegler served as our Chief Commercial Officer since March 2014. Mr. Ziegler served as our Vice President-Human Resources from April 2012 to March 2014. From October 2011 to April 2012, Mr. Ziegler served as our Senior Director-Compensation and Benefits. From 2005 to October 2011 Mr. Ziegler served as Vice President-Contract Administration, President of Sales, then finally Senior Vice President, Sales and Marketing and Marketing Administration. Mr. Ziegler joined Arch in 2002 as Director-Internal Audit. Prior to joining Arch Resources, Mr. Ziegler held various finance and accounting positions with bioMerieux and Ernst & Young.

Available Information

We file annual, quarterly and current reports, and amendments to those reports, proxy statements and other information with the Securities and Exchange Commission. You may access and read our filings without charge through the SEC’s website, at sec.gov.

We also make the documents listed above available without charge through our website, archrsc.com, as soon as practicable after we file or furnish them with the SEC. You may also request copies of the documents, at no cost, by telephone at (314) 994-2700 or by mail at Arch Resources, Inc., 1 CityPlace Drive, Suite 300, St. Louis, Missouri, 63141 Attention: Senior Vice President-Strategy and Public Policy. The information on our website is not part of this Annual Report on Form 10-K.

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
Indicated mineral resource

Indicated mineral resource is that part of a mineral resource for which quantity and grade or quality are estimated on the basis of adequate geological evidence and sampling. The level of geological certainty associated with an indicated mineral resource is sufficient to allow a qualified person to apply modifying factors in sufficient detail to support mine planning and evaluation of the economic viability of the deposit. Because an indicated mineral resource has a lower level of confidence than the level of confidence of a measured mineral resource, an indicated mineral resource may only be converted to a probable mineral reserve.

Inferred mineral resource

Inferred mineral resource is that part of a mineral resource for which quantity and grade or quality are estimated on the basis of limited geological evidence and sampling. The level of geological uncertainty associated with an inferred mineral resource is too high to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability. Because an inferred mineral resource has the lowest level of geological confidence of all mineral resources, which prevents the application of the modifying factors in a manner useful for evaluation of economic viability, an inferred mineral resource may not be considered when assessing the economic viability of a mining project, and may not be converted to a mineral reserve.

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

Measured mineral resource

Measured mineral resource is that part of a mineral resource for which quantity and grade or quality are estimated on the basis of conclusive geological evidence and sampling. The level of geological certainty associated with a measured mineral resource is sufficient to allow a qualified person to apply modifying factors, as defined in S-K 1300, in sufficient detail to support detailed mine planning and final evaluation of the economic viability of the deposit. Because a measured mineral resource has a higher level of confidence than the level of confidence of either an indicated mineral resource or an inferred mineral resource, a measured mineral resource may be converted to a proven mineral reserve or to a probable mineral reserve.

Metallurgical coal	Coal used in steel production either as coking coal or pulverized coal injection (PCI).
Mid-Vol	A coking coal used in steel production with a volatile matter greater than 22% but less than 31% on a dry basis.
Preparation plant	A facility used for crushing, sizing and washing coal to remove impurities and to prepare it for use by a particular customer.
Probable mineral reserves	Probable mineral reserve is the economically mineable part of an indicated and, in some cases, a measured mineral resource.
Proven mineral reserves	Proven mineral reserve is the economically mineable part of a measured mineral resource and can only result from conversion of a measured mineral resource.
Pulverized coal injection coal (PCI)	Coal that is introduced directly into the blast furnace as a source of energy and carbon in the steelmaking process.
Reclamation

The restoration of land and environmental values to a mining site after the coal is extracted. The process commonly includes “recontouring” or shaping the land to its approximate original appearance, restoring topsoil and planting native grass and ground covers.

Qualified Person

Qualified Person or “QP” is an individual who is 1) a mineral industry professional with at least five years of relevant experience in the type of mineralization and type of deposit under consideration and in the specific type of activity that person is undertaking on behalf of the registrant; and 2) an eligible member or license in good standing of a recognized professional organization at the time of the technical report summary (TRS) is prepared.

Reserves

Reserves or mineral reserve is an estimate of tonnage and grade or quality of indicated and measured mineral resources that, in the opinion of the qualified person, can be the basis of an economically viable project. More specifically, it is the economically mineable part of a measured or indicated mineral resource, which includes diluting materials and allowances for losses that may occur when the material is mined or extracted.

Resources

Resources or mineral resources is a concentration or occurrence of material of economic interest on the earth’s crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction. A mineral resource is a reasonable estimate of mineralization, taking into account relevant factors such as cut-off grade, likely mining dimensions, location or continuity, that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or in part, become economically extractable. It is not merely an inventory of all mineralization drilled or sampled.

Room-and-pillar mining	One of two major underground coal mining methods, utilizing continuous miners creating a network of “rooms” within a coal seam, leaving behind “pillars” of coal used to support the roof of a mine.
Subbituminous coal	Coal used primarily to generate electricity with a heat value ranging between 8,300 and 13,000 Btus per pound.
Technical Report Summary (TRS)

A technical report summary or “TRS” report provides a statement a company’s coal reserves and has been prepared by a qualified person “QP” in accordance with the United States Securities and Exchange Commission (SEC), Regulation S-K 1300 for Mining Property Disclosure.

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

Summary Risk Factors

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows. These risks are discussed more fully below and include, but are not limited to, risks related to:

Risks Related to Our Operations and Industry

●	The COVID-19 pandemic;
●	A decline in coal prices;
●	Volatile economic and market conditions;
●	Operating risks related to our coal mining operations that are beyond our control;
●	The loss of availability, reliability and cost-effectiveness of transportation facilities and fluctuations in transportation costs;
●	Inflationary pressures and availability of mining and other industrial supplies;
●	The effects of foreign and domestic trade policies;
●	Competition from alternative fuel sources or subsidized renewables, including with respect to transportation, could put downward pressure on coal prices;
●	Our customers are continually evaluating alternative steel production technologies;
●	Our ability to operate our business effectively could be impaired if we lose key personnel or fail to attract qualified personnel;
●	Changes in purchasing patterns in the coal industry;
●	The loss of, or a significant reduction in, purchases by our largest customers;
●	Disruptions in the quantities of coal purchased from other third parties;
●	International growth in our sales adds new and unique risks to our business;
●	Our ability to collect payments from our customers;
●	Failure to obtain or renew surety bonds or insurance;
●	Inaccuracies in our estimates of our coal reserves;
●	A defect in title or the loss of a leasehold interest in certain properties or surface rights;
●	We may incur losses as a result of certain marketing and asset optimization strategies;
●	Any decrease in the coal consumption of electric power generators could result in less demand and lower prices for thermal coal;
●	If we or our service providers sustain cyber-attacks or other security incidents that disrupt our operations or involve unauthorized access to proprietary, confidential or personally identifiable information;
●	Our inability to acquire additional coal reserves or our inability to develop coal reserves;
●	We may be unable to comply with the restrictions imposed by our Term Loan Debt Facility and other financing arrangements;
●	We may be unable to raise the funds necessary to repurchase our convertible notes for cash following a fundamental change, or to pay any cash amounts due upon conversion;

Risks Related to Environmental, Other Regulations and Legislation

●	Extensive environmental regulations, including existing and potential future regulatory requirements relating to air emissions, affect our customers and could reduce the demand for coal as a fuel source;
●	Increase pressure from political and regulatory authorities, along with environmental activist groups, and lending and investment policies adopted by financial institutions and insurance companies to address concerns about the environmental impacts of coal combustion;
●	Increased attention to environmental, social or governance (“ESG”) matters could adversely impact our business and the value of the company.
●	Our failure to obtain and renew permits necessary for our mining operations could negatively affect our business;

●	Federal or state regulatory agencies have the authority to order certain of our mines to be temporarily or permanently closed under certain circumstances;
●	Extensive environmental regulations impose significant costs on our mining operations, and future regulations could materially increase those costs or limit our ability to produce and sell coal;
●	If the assumptions underlying our estimates of reclamation and mine closure obligations are inaccurate;

●	Our operations may impact the environment or cause exposure to hazardous substances, and our properties may have environmental contamination;
●	Changes in the legal and regulatory environment could complicate or limit our business activities, increase our operating costs or result in litigation;

Risks Related to Income Taxes

●	Our ability to use net operating losses and alternative minimum tax credits is subject to current limitation, and our ability to use net operating losses may be subject to additional limitations;
●	U.S. tax legislation may materially adversely affect our financial condition, results of operations and cash flows;

The COVID-19 pandemic has adversely affected, and will continue to adversely affect, our business, financial condition, liquidity and results of operations.

The COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected businesses, economies and financial markets worldwide. The full impact of COVID-19 is unknown and continues to rapidly evolve. While the outbreak appeared to be trending downward, particularly as vaccination rates increased, new variants of COVID-19 continue emerging, including the highly transmissible Delta variant and the newly discovered Omicron variant (currently a “variant of concern”), spreading throughout the United States and globally and causing significant uncertainty.

The COVID-19 outbreak materially and adversely affected our business operations and financial condition due to the pandemic causing a deteriorating market outlook, global economic recession and weakened company liquidity. Although demand for coal and coal prices has recovered from the lows of 2020 through the second quarter of 2021, these conditions caused or exacerbated by the pandemic may lead to continued volatility of coal prices, severely limited liquidity and credit availability and declining valuations of assets, which have adversely affected, and will continue to affect, our business, financial condition, liquidity and results of operations.

In addition, the COVID-19 pandemic, and measures taken by governments, organizations, the Company and our customers to reduce its effects could potentially impact our employees, customers and suppliers. The global or national outbreak of an illness or other communicable disease, or any other public health crisis, such as COVID-19, may cause disruptions to our business and operational plans, which may include: (i) shortages of employees, (ii) unavailability of contractors or subcontractors, (iii) interruption of supplies from third parties upon which we rely, (iv) reliability and cost of transportation, (v) changes in purchasing patterns of our customers and their effects on our coal supply agreements; and (vi) recommendations of, or restrictions imposed by, government and health authorities, including quarantines, to address an outbreak.  For example, at the beginning 2022, we experienced issues in the logistics chain that delayed our ability to load coal onto vessels.

Additionally, in the event that customers, contractors, employees or others were to allege that they contracted COVID-19, or otherwise suffered compensable losses arising out of a COVID-19 exposure or infection, because of actions we took or failed to take, we could face claims, lawsuits and potential legal liability. In addition to the reasonableness of our actions and efforts to comply with applicable COVID-19 guidance, our exposure and ultimate liability would depend upon the relationship between us and the person asserting claims, the nature of the claims asserted, the applicability of workers’ compensation, the availability of other insurance coverage and limitations on liability currently being considered, if enacted, at the state and federal level. Such disruptions and risks may continue or increase in the future, and could adversely affect, our business, financial condition, liquidity and results of operations.

The full extent to which the COVID-19 pandemic will impact our results is not fully known and is evolving, and will depend on future developments, which are highly uncertain and cannot be predicted. These include the severity, duration and spread of COVID-19, the success of actions taken by governments and health organizations to combat the disease and treat its effects, including additional remedial legislation, the emergence of any new COVID-19 variants that may arise, the timing, availability, effectiveness and adoption rates of vaccines and treatments and the extent to which, and when, general economic and operating conditions recover. Accordingly, any resulting financial impact cannot be reasonably estimated at this time but such amounts may be material.

Risks Related to Our Operations and Industry

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

Our profitability and the value of our coal reserves depend upon the prices we receive for our coal. The contract prices we may receive in the future for coal depend upon factors beyond our control, including the following:

●	the domestic and foreign supply of and demand for coal;

●	the domestic and foreign demand for steel and electricity;

●	competition for production of steel from non-coal sources including, electric arc furnaces, which may limit demand for coking coal;

●	the quantity and quality of coal available from competitors;

●	competition for production of electricity from non-coal sources, including the price and availability of alternative fuels;

●	domestic and foreign air emission standards for coal-fueled power plants and blast furnaces and the ability to meet these standards;
●	adverse weather, climatic or other natural conditions, including unseasonable weather patterns;

●	domestic and foreign economic conditions, including economic slowdowns and the exchange rates of U.S. dollars for foreign currencies;
●	domestic and foreign legislative, regulatory and judicial developments, environmental regulatory changes or changes in energy policy and energy conservation measures that could adversely affect the coal industry, such as legislation limiting carbon emissions or providing for increased funding and incentives for alternative energy sources;

●	the imposition of tariffs, quotas, trade barriers and other trade protection measures;

●	the proximity to, capacity of, and cost of transportation and port facilities; and

●	technological advancements, including those related to hydrogen based steel production alternative energy sources, those intended to convert coal-to-liquids or gas.

Declines in the prices we receive for our future coal sales contracts, could materially and adversely affect us by decreasing our profitability, cash flows, liquidity and the value of our coal reserves.

Volatile economic and market conditions have affected and in the future may continue to affect our revenues and profitability.

Global economic downturns have negatively impacted, and in the future could negatively impact, our revenues and profitability.  Our profitability depends, in large part, on conditions in the markets that we serve, which fluctuate in response to various factors beyond our control. The prices at which we sell our coal are largely dependent on prevailing market prices. We have experienced significant price volatility at times during the past several years.

The conditions surrounding the COVID-19 pandemic have led to extreme volatility of prices. If there are further downturns in economic conditions, our and our customers’ businesses, financial condition and results of operations could be adversely affected. There can be no assurance that our cost control actions and capital discipline, or any other actions that we may take, will be sufficient to offset any adverse effect these conditions may have on our business, financial condition or results of operations.

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

We conduct underground and surface mining operations. Certain factors beyond our control, including those listed below, could disrupt our coal mining operations, adversely affect production and shipments and increase our operating costs:

●	poor mining conditions resulting from geological, hydrologic or other conditions that may cause instability of highwalls or spoil piles or cause damage to nearby infrastructure or mine personnel;

●	a major incident at the mine site that causes all or part of the operations of the mine to cease for some period of time;

●	mining, processing and plant equipment failures and unexpected maintenance problems;

●	adverse weather and natural disasters, such as heavy rains or snow, flooding and other natural events affecting operations, transportation or customers, and public health crises, such as the COVID-19 pandemic;
●	the unavailability of raw materials, equipment (including heavy mobile equipment) or other critical supplies such as tires, explosives, fuel, lubricants and other consumables of the type, quantity and/or size needed to meet production expectations;

●	unexpected or accidental surface subsidence from underground mining;

●	accidental mine water discharges, fires, explosions or similar mining accidents;

●	delays, closures, or labor unavailability by third parties that transport coal shipments; and

●	competition and/or conflicts with other natural resource extraction activities and production within our operating areas, such as coalbed methane extraction or oil and gas development.

If any of these conditions or events occurs, our coal mining operations may be disrupted and we could experience a delay or halt of production or shipments or our operating costs could increase significantly. In addition, if our insurance coverage is limited or excludes certain of these conditions or events, then we may not be able to recover, or recover fully, for losses incurred as a result of such conditions or events, some of which may be substantial.

The loss of availability, reliability and cost-effectiveness of transportation facilities and fluctuations in transportation costs could affect the demand for our coal or impair our ability to supply coal to our customers.

We depend upon barge, ship, rail, truck and belt transportation systems, as well as seaborne vessels and port facilities, to deliver coal to our customers. Disruptions in transportation services due to weather-related problems, mechanical difficulties, labor shortages, strikes, lockouts, bottlenecks, route closures, natural disasters and health crises, such as the COVID-19 pandemic, and other events beyond our control could impair our ability to supply coal to our customers. Since we do not have long-term contracts with all transportation providers we utilize, decreased performance levels over longer periods of time could cause our customers to look to other sources for their coal needs. In addition, increases in transportation costs, including the price of gasoline and diesel fuel, could make coal a less competitive source of energy when compared to alternative fuels or could make coal produced in one region of the United States less competitive than coal produced in other regions of the United States or abroad.

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

From time to time we enter into “take or pay” contracts for rail and port capacity related to our export sales. These contracts require us to pay for a minimum quantity of coal to be transported on the railway or through the port, regardless of whether we sell and ship any coal. If we fail to acquire sufficient export sales to meet our minimum obligations under these contracts, we are still obligated to make payments to the railway or port facility, which could have a negative impact on our cash flows, profitability and results of operations.

Inflationary pressures for mining and other industrial supplies, including steel-based supplies, diesel fuel and rubber tires, or the inability to obtain a sufficient quantity of those supplies, could negatively affect our operating costs or disrupt or delay our production.

Our coal mining operations use significant amounts of steel, diesel fuel, explosives, rubber tires and other mining and industrial supplies. The cost of roof bolts we use in our underground mining operations depends on the price of scrap steel. We also use significant amounts of diesel fuel and tires for trucks and other heavy machinery, particularly at our Black Thunder mining complex. There has been some consolidation in the supplier base providing mining materials to the coal industry, such as suppliers of explosives in the U.S. and suppliers of both surface and underground equipment globally, which has limited the number of sources for these materials. If the prices of mining and other industrial supplies, particularly steel based supplies, diesel fuel and rubber tires, increase, due to inflationary pressures or for other reasons, our operating costs could increase. In addition, if we are unable to procure these supplies, our coal mining operations may be disrupted or we could experience a delay or halt in our production. Any of the foregoing events could materially and adversely impact our business, financial condition, results of operations and cash flows.

The effects of foreign and domestic trade policies, actions or disputes on the level of trade among the countries and regions in which we operate could negatively impact our business, financial condition or results of operations.

Trade barriers such as tariffs imposed by the United States could potentially lead to trade disputes with other foreign governments and adversely impact global economic conditions.  For instance, as a result of a near term ban on Australian coal exports to China, traders and buyers have diverted cargoes into other markets around the world, including India and Europe which has disrupted the traditional trading routes for metallurgical coal.  Further, in March 2018, the United States imposed a 25% tariff on all imported steel into the United States citing national security interests, which resulted in certain foreign countries imposing offsetting tariffs in retaliation.  In December 2021, the Biden Administration revised the 25% tariff with the European Union to a tariff-rate quota on imports greater than a certain tonnage amount, and continued the original Section 232 tariffs, under the Trade Expansion Act of 1962, as amended,  with respect to all other importers of steel into the United States.  Continued or worsening United States-China trade tensions may result in additional tariffs or other protectionist measures that could materially, adversely affect foreign demand for our coal.

In addition, potential changes to international trade agreements, trade policies, trade concessions or other political and economic arrangements may benefit coal producers operating in countries other than the United States. We may not be able to compete on the basis of price or other factors with companies that, in the future, benefit from favorable foreign trade policies or other arrangements.

Competition, including with respect to transportation, could put downward pressure on coal prices and, as a result, materially and adversely affect our revenues and profitability.

We compete with numerous other domestic and foreign coal producers for domestic and international sales. Overcapacity and increased production within the coal industry, both domestically and internationally, and decelerating steel demand have at times, and could in the future, materially reduce coal prices and therefore materially reduce our revenues and profitability. In addition, our ability to ship our coal to international customers depends on port capacity, which is limited, and has come under heightened pressure recently, as a consequence of the COVID-19 pandemic. Increased competition within the coal industry for international sales could result in us not being able to obtain throughput capacity at port facilities, or the rates for such throughput capacity could increase to a point where it is not economically feasible to export our coal.

In addition to competing with other coal producers, we compete with producers of other fuels, such as natural gas and subsidized renewables. Despite the recent uptick, natural gas pricing has declined significantly in recent years and has historically been the main basis for setting the price of our domestic thermal product. Declines in the price of natural gas have caused demand for coal to decrease and have adversely affected the price of our coal. Historical sustained periods of low natural gas prices have also contributed to utilities phasing out or closing existing coal-fired power plants, and a return to low prices could eliminate construction of any new coal-fired power plants. This trend has, and could continue to have, a material adverse effect on demand and prices for our coal. Moreover, the construction of new pipelines and other natural gas distribution channels may increase competition within regional markets and thereby decrease the demand for and price of our coal.

Our customers are continually evaluating alternative steel production technologies, which may reduce demand for our product.

Our metallurgical coal is a premium High-Vol metallurgical coal for blast furnace steel producers. Premium High-Vol metallurgical coal commands a significant price premium over other forms of coal because of its value in use in blast furnaces for steel production. Premium High-Vol metallurgical coal is a scarce commodity and has specific physical and chemical properties which are necessary for efficient blast furnace operation. Alternative technologies are continually being investigated and developed with a view to reducing production costs or for other reasons, such as minimizing environmental or social impact. If competitive technologies emerge or are increasingly utilized that use other materials in place of our product or that diminish the required amount of our product, such as electric arc furnaces or pulverized coal injection processes, demand and price for our metallurgical coal might fall. Many of these alternative technologies are designed to use lower quality coals or other sources of carbon instead of higher cost High-Vol metallurgical coal. While conventional blast furnace technology has been the most economic large-scale steel production technology for several years, and while emergent technologies typically take many years to commercialize, there can be no assurance that, over the longer -term, competitive technologies not reliant on High-Vol metallurgical coal could emerge which could reduce demand and price premiums for High-Vol metallurgical coal.

Our ability to operate our business effectively could be impaired if we lose key personnel or fail to attract qualified personnel.

We manage our business with a number of key personnel, the loss of whom could have a material adverse effect on us, absent the completion of an orderly transition. Efficient mining using modern techniques and equipment requires skilled laborers with mining experience and proficiency as well as qualified managers and supervisors. The demand for skilled employees sometimes causes a significant constriction of the labor supply resulting in higher labor costs. When coal producers compete for skilled miners, recruiting challenges can occur and employee turnover rates can increase, which negatively affect operating efficiency and costs. If a shortage of skilled workers exists and we are unable to train or retain the necessary number of miners, it could adversely affect our productivity, costs and ability to expand production.

Our profitability depends upon the coal supply agreements we have with our customers. Changes in purchasing patterns in the coal industry could make it difficult for us to extend our existing coal supply agreements or to enter into new agreements in the future.

The success of our businesses depends on our ability to retain our current customers, renew our existing customer contracts and solicit new customers. Our ability to do so generally depends on a variety of factors, including the quality and price of our products, our ability to market these products effectively, our ability to deliver on a timely basis and the level of competition that we face. If current customers do not honor current contract commitments, or if they terminate agreements or exercise force majeure provisions allowing for the temporary suspension of their performance, our revenues will be adversely affected. Changes in the coal industry may cause some of our customers not to renew, extend or enter into new coal supply agreements or to enter into agreements to purchase fewer tons of coal or on different terms or prices than in the past. In addition, uncertainty caused by federal and state regulations, including under the U.S. Clean Air Act, could deter our customers from entering into coal supply agreements. Also, the availability and price of competing fuels, such as natural gas, could influence the volume of coal a customer is willing to purchase under contract.

Our coal supply agreements typically contain force majeure provisions allowing the parties to temporarily suspend performance during specified events beyond their control. Most of our coal supply agreements also contain provisions requiring us to deliver coal that satisfies certain quality specifications, such as heat value, sulfur content, ash content, volatile matter, hardness and ash fusion temperature, among others. These provisions in our coal supply agreements could result in negative economic consequences to us, including price adjustments, having to purchase replacement coal in a higher-priced open market, the rejection of deliveries or, in the extreme, contract termination. Our profitability may be negatively affected if we are unable to seek protection during adverse economic conditions or if we incur financial or other economic penalties as a result of these provisions of our coal supply agreements. For more information about our long-term coal supply agreements, you should see the section entitled “Long-Term Coal Supply Arrangements” under Item 1.

The loss of, or a significant reduction in, purchases by our largest customers could adversely affect our profitability.

For the year ended December 31, 2021, we derived approximately 20% of our total coal revenues from sales to our three largest customers and approximately 49% of our total coal revenues from sales to our ten largest customers. If any of those customers, particularly any of our three largest customers, were to significantly reduce the quantities of coal it purchases from us, or if we are unable to sell coal to those customers on terms as favorable to us, it may have an adverse impact on the results of our business.

Disruptions in the quantities of coal purchased from other third parties could temporarily impair our ability to fill customer orders or increase our operating costs.

We purchase coal from third parties that we sell to our customers. Operational difficulties at mines operated by third parties from whom we purchase coal, changes in demand from other coal producers and other factors beyond our control could affect the availability, pricing, and quality of coal purchased by us. Disruptions in the quantities of coal purchased by us could impair our ability to fill our customer orders or require us to purchase coal from other sources in order to satisfy those orders. If we are unable to fill a customer order or if we are required to purchase coal from other sources at higher prices and / or lower quality, in order to satisfy a customer order, we could lose existing customers and our operating costs could increase.

International growth in our sales adds new and unique risks to our business.

We have sales offices in Singapore and the United Kingdom. In addition, our international offices sell our coal to new customers and customers in new countries, which may present uncertainties and new risks. A majority of our metallurgical coal sales consist of sales to international customers, and we expect that international sales will continue to account for a larger portion of our revenue. A number of foreign countries in which we sell our metallurgical coal implicate additional risks and uncertainties due to the different economic, cultural and political environments. Such risks and uncertainties include, but are not limited to:

●	longer sales-cycles and time to collection;
●	tariffs and international trade barriers and export license requirements, including any that might result from the current global trade uncertainties;
●	different and changing legal and regulatory requirements;
●	potential liability under the U.S. Foreign Corrupt Practices Act of 1977, as amended, or comparable foreign regulations;
●	government currency controls;
●	fluctuations in foreign currency exchange and interest rates;
●	political and economic instability, changes, hostilities and other disruptions (including as a result of the COVID-19 pandemic); and
●	unexpected changes in diplomatic and trade relationships.

Negative developments in any of these factors in the foreign markets into which we sell our metallurgical coal could result in a reduction in demand for metallurgical coal, the cancellation or delay of orders already placed, difficulty in collecting receivables, higher costs of doing business and/or non-compliance with legal and regulatory requirements, each or any of which could materially adversely impact our cash flows, results of operations and profitability.

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

Federal and state laws require us to obtain surety bonds or post other financial security to secure performance or payment of certain long-term obligations, such as mine closure or reclamation costs, federal and state workers’ compensation and black lung benefits costs, coal leases and other obligations. The amount of security required to be obtained can change as the result of new federal or state laws, as well as changes to the factors used to calculate the bonding or security amounts. We may have difficulty procuring or maintaining our surety bonds. Our bond issuers may demand higher fees or additional collateral, including letters of credit or other terms less favorable to us upon those renewals.

Because we are required by state and federal law to have these surety bonds or other acceptable security in place before mining can commence or continue, our failure to maintain surety bonds, letters of credit or other guarantees or security arrangements would materially and adversely affect our ability to mine or lease metallurgical coal. That failure could result from a variety of factors, including lack of availability, higher expense or unfavorable market terms, the exercise by third-party surety bond issuers of their right to refuse to renew the sureties and restrictions on availability of collateral for current and future third-party surety bond issuers under the terms of our financing arrangements.

As of December 31, 2021, we had approximately $584.1 million in surety bonds backed by $87.0 million of letters of credit outstanding. Any further issuances of letters of credit to satisfy the increased collateral demands or any replacement surety bonds would immediately reduce the borrowing capacity under our credit facilities.  At December 31, 2021, the Company established a fund for asset retirement obligations and thus far has contributed $20 million that will serve to defease the long-term asset retirement obligation for its thermal asset base.

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

Our future performance depends on, among other things, the accuracy of our estimates of our proven and probable coal reserves. We base our estimates of reserves on engineering, economic and geological data assembled, analyzed and reviewed by internal and third-party engineers and consultants. We update our estimates of the quantity and quality of proven and probable coal reserves annually to reflect the production of coal from the reserves, updated geological models and mining recovery data, the tonnage contained in new lease areas acquired and estimated costs of production and sales prices. There are numerous factors and assumptions inherent in estimating the quantities and qualities of, and costs to mine, coal reserves, including many factors beyond our control, including the following:

●	quality of the coal;

●	geological and mining conditions, which may not be fully identified by available exploration data and / or may differ from our experiences in areas where we currently mine;
●	the percentage of coal ultimately recoverable;

●	the assumed effects of regulation, including the issuance of required permits, taxes, including severance and excise taxes, and royalties, and other payments to governmental agencies;
●	assumptions concerning the timing for the development of the reserves;

●	assumptions concerning physical access to the reserves; and

●	assumptions concerning equipment and productivity, future coal prices, operating costs, including for critical supplies such as fuel, tires and explosives, capital expenditures and development and reclamation costs.

As a result, estimates of the quantities and qualities of economically recoverable coal attributable to any particular group of properties, classifications of reserves based on risk of recovery, estimated cost of production and estimates of future net cash flows expected from these properties, as prepared by different engineers, or by the same engineers at different times, may vary materially due to changes in the above factors and assumptions. Actual production recovered from identified reserve areas and properties, and revenues and expenditures associated with our mining operations, may vary materially from estimates. Any inaccuracy in our estimates related to our reserves could result in decreased profitability from lower than expected revenues and/or higher than expected costs.

A defect in title or the loss of a leasehold interest in certain properties or surface rights could limit our ability to mine our coal reserves or result in significant unanticipated costs.

We conduct a significant part of our coal mining operations on properties that we lease. A title defect or the loss of a lease or surface rights could adversely affect our ability to mine the associated coal reserves. We may not verify title to our leased properties or associated coal reserves until we have committed to developing those properties or coal reserves. We may not commit to develop properties or coal reserves until we have obtained necessary permits and completed exploration. As such, the title to properties that we intend to lease or coal reserves that we intend to mine may contain defects prohibiting our ability to conduct mining operations. Similarly, our leasehold interests may be subject to superior property rights of other third parties. In order to conduct our mining operations on properties where these defects exist, we may incur unanticipated costs. In addition, some leases require us to produce a minimum quantity of coal and require us to pay minimum production royalties. Our inability to satisfy those requirements may cause the leasehold interest to terminate, which could negatively impact our business, financial condition, results of operations and cash flows.

We may incur losses as a result of certain marketing and asset optimization strategies.

We seek to optimize our coal production and leverage our knowledge of the coal industry through a variety of marketing and asset optimization strategies. We maintain a system of complementary processes and controls designed to monitor and control our exposure to market and other risks as a consequence of these strategies. These processes and controls seek to balance our ability to profit from certain marketing and asset optimization strategies against our exposure to potential losses. Our risk monitoring and mitigation techniques, and accompanying judgments cannot anticipate every potential outcome or the timing of such outcomes. In addition, the processes and controls that we use to manage our exposure to market and other risks resulting from these strategies involve assumptions about the degrees of correlation or lack thereof among prices of various assets or other market indicators. These correlations may change significantly in times of market turbulence or other unforeseen circumstances. As a result, we may experience volatility in our earnings as a result of our marketing and asset optimization strategies.

Any decrease in the coal consumption of electric power generators could result in less demand and lower prices for thermal coal, which could materially and adversely affect our revenues and results of operations.

Thermal coal accounted for 91% of our coal sales by volume and 56% of the coal sales revenue during 2021. The majority of these sales were to electric power generators. The amount of coal consumed for electric power generation is affected primarily by the overall demand for electricity, the availability, quality and price of competing fuels (particularly natural gas) for power generation and governmental regulations which may dictate an alternate source of fuel regardless of economics. Overall economic activity and the associated demand for power by industrial users can have significant effects on overall electricity demand and can be impacted by a number of factors. An economic slowdown can significantly slow the growth of electricity demand and could result in reduced demand for coal. Weather patterns also greatly affect electricity demand. Extreme temperatures, both hot and cold, cause increased power usage and, therefore, increase generating requirements from all sources. Mild temperatures, on the other hand, result in lower electrical demand, which allows generators to choose the source of power generation that is most cost efficient.

Gas-fueled generation has the potential to displace coal-fueled generation, particularly from older, less efficient coal-powered generators and this has occurred to date. We expect that all of the new power plants constructed in the United States, to meet increasing demand for electricity generation, will be fueled by natural gas because gas-fired plants are cheaper to construct and permits to construct these plants are easier to obtain as natural gas combustion is seen as having a lower environmental impact than coal combustion. In addition, state and federal mandates for increased use of electricity from renewable energy sources also have an impact on the market for our coal. Several states have enacted legislative mandates requiring electricity suppliers to use renewable energy sources to generate a certain percentage of power. There have been numerous proposals to establish a similar uniform national standard, although none of these proposals have been enacted to date. The costs of certain renewable energy sources have become increasingly competitive to coal, and possible advances in technologies and incentives, such as tax credits, to enhance the economics of renewable energy sources, could make these sources even more competitive. Any reduction in the amount of coal consumed by electric power generators could reduce the price of coal that we mine and sell, thereby reducing our revenues and materially and adversely affecting our business and results of operations.

If we or our service providers sustain cyber-attacks or other security incidents that involve unauthorized access to proprietary, confidential or personally identifiable information, or disruptions, we could be exposed to significant liability, reputational harm, loss of revenue, increased costs and material risks to our business and results.

We have become increasingly dependent on information technology systems to operate our business and to comply with regulatory, legal and tax requirements. Some of these systems are owned and operated by us and others by our third-party services providers.  In addition, in the ordinary course of our business, we and our service providers collect, process, transmit and store data, such as proprietary business information and personally identifiable information.

As our dependence on digital technologies has increased, the risk of cyber incidents, including both deliberate attacks and unintentional events, also has increased. A cyber-attack may involve persons gaining unauthorized access to our digital systems or systems maintained on our behalf for purposes of gathering, monitoring, releasing, misappropriating or corrupting proprietary or confidential or personal information, or causing operational disruption. In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period of time. Strategic targets, such as energy-related assets, may be at greater risk of future cyber-attacks than other targets in the United States.

We and certain of our service providers have, from time to time, been subject to cyberattacks and security incidents. To date, we have not experienced any material losses relating to cyber incidents. However, our systems may be susceptible to cyber incidents or security breaches and both the frequency and magnitude of cyberattacks is expected to increase and attackers are becoming more sophisticated. As a result, we may be unable to anticipate, detect or prevent future attacks, particularly as the methodologies utilized by attackers change frequently or are not recognized until launched, and we may be unable to investigate or remediate incidents because attackers are increasingly using techniques and tools designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

While we and our service providers have implemented various controls and measures, cyberattacks and other security incidents could result in unauthorized access to our facilities or to information we are trying to protect, or to significant operational or supply chain disruptions (for example, due to DDOS or ransomware attacks). Failure of our or our service providers’ systems, whether caused maliciously or inadvertently, may lead to unauthorized physical access to one or more of our facilities or locations, or electronic access to, or corruption or destruction or loss of, proprietary, confidential, or personally identifiable information and could result in, among other things, unfavorable publicity and reputational damage, litigation, disruptions to our operations, loss of customers and financial obligations that may not be covered by our insurance for damages, regulatory investigations and enforcement, fines or penalties related to the theft, release or misuse of information, any or all of which could have a material adverse impact on our results of operations, financial condition or cash flow. In addition, as cyber threats continue to evolve, we may be required to expend significant additional resources to modify or enhance our protective measures or to investigate and remediate any system vulnerabilities. This is particularly the case given fast evolving legislative and regulatory changes to data privacy and data security laws globally.  Any losses, costs or liabilities directly or indirectly related to cyberattacks or similar incidents may not be covered by, or may exceed the coverage limits of, any or all of our applicable insurance policies.

Our inability to acquire additional coal reserves or our inability to develop coal reserves in an economically feasible manner may adversely affect our business.

Our profitability depends substantially on our ability to mine and process, in a cost-effective manner, coal reserves that possess the quality characteristics desired by our customers. As we mine, our coal reserves deplete. As a result, our future success depends upon our ability to obtain, through acquisition or development of owned reserves, coal that is economically recoverable. If we fail to acquire or develop additional coal reserves, our existing reserves will eventually be depleted. We may not be able to obtain replacement reserves when we require them. Even if available, replacement reserves may not be available at favorable prices, or we may not be capable of mining those reserves at costs that are comparable with our existing coal reserves. In certain locations, leases for oil, natural gas and coalbed methane reserves are located on, or adjacent to, some of our reserves, potentially creating conflicting interests between us and lessees of those interests. Other lessees’ rights relating to these mineral interests could prevent, delay or increase the cost of developing our coal reserves. These lessees may also seek damages from us based on claims that our coal mining operations impair their interests.

Our ability to obtain coal reserves in the future could also be limited by the availability of cash we generate from our operations or available financing, restrictions under our existing or future financing arrangements, competition from other coal producers, limited opportunities or the inability to acquire coal properties on commercially reasonable terms. Increased opposition from non-governmental organizations and other third parties may also lengthen, delay or adversely impact the acquisition process. If we are unable to acquire replacement reserves, our future production may decrease significantly and our operating results may be negatively affected. In addition, we may not be able to mine future reserves as profitably as we do at our current operations.

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

Convertible noteholders may, subject to a limited exception, require us to repurchase their notes following a fundamental change (including certain delisting events that we elect to treat as the occurrence of a fundamental change), at a cash repurchase price generally equal to the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion we will satisfy part or all of our conversion obligation in cash unless we elect to settle conversions solely in shares of our common stock. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the notes or pay the cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the notes or pay the cash amounts due upon conversion. Our failure to repurchase notes or to pay the cash amounts due upon conversion when required would constitute a default under the indenture governing the Convertible Notes. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, and may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the notes.

Risks Related to Environmental, Other Regulations and Legislation

Extensive environmental regulations, including existing and potential future regulatory requirements relating to air emissions, affect our customers and could reduce the demand for coal as a fuel source and cause coal prices and sales of our coal to materially decline.

Coal contains impurities, including but not limited to sulfur, mercury, chlorine and other elements or compounds, many of which are released into the air when coal is burned. The operations of our customers are subject to extensive environmental regulation particularly with respect to air emissions. For example, the federal Clean Air Act and similar state and local laws extensively regulate the amount of sulfur dioxide, particulate matter, nitrogen oxide, and other compounds emitted into the air from electric power plants, which are the largest end-users of our coal. A series of more stringent requirements relating to particulate matter, ozone, haze, mercury, sulfur dioxide, nitrogen oxide and other air pollutants may be developed and implemented. For instance, the Clean Power Plan, if implemented in the form promulgated under the Obama administration, would severely limit emissions of carbon dioxide which would adversely affect our ability to sell coal. However, in April 2017, the EPA announced that it was initiating a review of the Clean Power Plan consistent with President Trump’s Executive Order 13783, and, in October 2017, the EPA published a proposed rule to formally repeal the Clean Power Plan. In June 2019, the EPA issued the final Affordable Clean Energy rule, which revised the agency’s interpretation of Clean Air Act section 111(d). In January 2021, the D.C. Circuit Court of Appeals vacated the Affordable Clean Energy rule and its implied repeal of the Clean Power Plan, remanding to the EPA for further proceedings. The Supreme Court agreed to hear the case in October 2021. Oral argument is scheduled for February 2022 and a decision is expected by late June or early July 2022. It is not clear whether the EPA will reinstate the Clean Power Plan or undertake new rulemaking.

In addition, the change in presidential administration has resulted in a further shift in policy by the EPA. As explained above, in December 2015, the United States and 195 other countries reached an agreement (the “Paris Agreement”) during the 21st Conference of the Parties to the United Nations Framework Convention on Climate Change, a long-term, international framework convention designed to address climate change over the next several decades. The Trump administration formally withdrew the United States from the Paris Agreement, effective November 2020. However, President Biden has recommitted the United States to the Paris Agreement and, in April 2021, announced a goal of reducing the United States’ emissions by 50-52% below 2005 levels by 2030. In November 2021, the international community gathered again in Glasgow at the 26th Conference to the Parties on the UN Framework Convention on Climate Change (“COP26”), during which multiple announcements were made, including a call for parties to eliminate certain fossil fuel subsidies and pursue further action on non-CO2 greenhouse gasses. Relatedly, the United States and European Union jointly announced the launch of the “Global Methane Pledge,” which aims to cut global methane pollution at least 30% by 2030 relative to 2020 levels, including “all feasible reductions” in the energy sector. President Biden also agreed that same month to cooperate with Chinese leader Xi Jinping on accelerating progress toward the adoption of clean energy. The impacts of these orders, pledges, agreements and any legislation or regulation promulgated to fulfill the United States’ commitments under the Paris Agreement, COP26, or other international conventions cannot be predicted at this time. However, any efforts to control and/or reduce greenhouse gas emissions by the United States or other countries that have also pledged “Nationally Determined Contributions,” or concerted conservation efforts that result in reduced electricity consumption, could adversely impact coal prices, our ability to sell coal and, in turn, our financial position and results of operations.

In addition, a January 21, 2021 executive order from the Biden administration directed all federal agencies to review and take action to address any federal regulations, orders, guidance documents, policies and any similar agency actions promulgated during the prior administration that may be inconsistent with the administration’s policies. The executive order also established an Interagency Working Group on the Social Cost of Greenhouse Gases (“Working Group”), which is called on to, among other things, develop methodologies for calculating the “social cost of carbon,” “social cost of nitrous oxide” and “social cost of methane.” Final recommendations from the Working Group are due no later than January 2022. The Biden administration issued another executive order on January 27, 2021, that was specifically focused on addressing climate change. Further regulation of air emissions at the federal level, as well as uncertainty regarding the future course of federal regulation, could reduce demand for coal and negatively impact our financial position and results of operations.

In March 2021, the Biden Administration announced a framework for the "Build Back Better" agenda. The proposed framework included policies to address climate change across the federal government through the tax code, an energy efficiency and clean energy standard, and research and development, among other areas of focus. Relatedly, the U.S. House Energy and Commerce Committee released, and has been holding hearings on, the Climate Leadership and Environmental Action for our Nation's ("CLEAN") Future Act, which is expected to influence legislation furthering the "Build Back Better" agenda. The CLEAN Future Act proposes, among other things, a clean electricity standard that would require electricity suppliers to procure and retire clean energy credits offsetting, in the aggregate, 80% of the energy sold by 2030 and 100% by 2035. It would establish an auction-based mechanism for these credits and award partial credits to certain types of carbon-emitting generation that have lower-than-average emissions rates.

"Build Back Better" has been on two tracks in Congress, with a bipartisan "infrastructure” bill that has passed in the Senate and House of Representatives and was signed into law on November 15, 2021, which includes climate provisions focused on transportation and resiliency and an expected multi-trillion-dollar budget social spending bill that is being advanced under the reconciliation process to address additional priorities, including the climate impacts of energy production. A Clean Electricity Standard, or similar program, remains a goal of the Biden Administration, despite an unclear political path forward. The reconciliation bill may also include energy tax credits, which are expected to incentivize producers and purchasers of certain forms of energy, such as solar, wind, and nuclear, but not other forms of energy production. Although the social spending bill and Clean Electricity Standard proposals have not yet resulted in any new legislation being enacted or regulations promulgated, we are closely monitoring both legislative and executive agency action.

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

Considerable uncertainty is associated with these air emissions initiatives, and the content of regulatory requirements in the United States and other countries continues to evolve and develop, which could require significant emissions control expenditures for many coal-fueled power plants. As a result, these power plants may switch to other fuels that generate fewer of these emissions, may install more effective pollution control equipment that reduces the need for low sulfur coal, or may cease operations, possibly reducing future demand for coal and a reduced need to construct new coal-fueled power plants. Any switching of fuel sources away from coal, closure of existing coal-fired plants or reduced construction of new plants could have a material adverse effect on demand for, and prices received for, our coal. Alternatively, less stringent air emissions limitations, particularly related to sulfur, to the extent enacted, could make low sulfur coal less attractive, which could also have a material adverse effect on the demand for and prices received for our coal.

You should see Item 1, “Environmental and Other Regulatory Matters” for more information about the various governmental regulations affecting the market for our products.

Increased pressure from political and regulatory authorities, along with environmental and climate change activist groups, and lending and investment policies adopted by financial institutions and insurance companies to address concerns about the environmental impacts of coal combustion, including climate change, may potentially materially and adversely impact our future financial results, liquidity and growth prospects.

Global climate issues continue to attract significant public and scientific attention. For example, the Fourth and Fifth Assessment Reports of the Intergovernmental Panel on Climate Change have expressed concern about the impacts of human activity, especially from fossil fuel combustion, on the global climate. As a result of the public and scientific attention, several governmental bodies increasingly are focusing on climate issues and, more specifically, levels of emissions of carbon dioxide from coal combustion by power plants. The Clean Power Plan would severely limit emissions of carbon dioxide, possibly reducing future demand for coal. However, as discussed above, the EPA has sought to replace the Clean Power Plan with the Affordable Clean Energy rule. In January 2021, the D.C. Circuit Court of Appeals vacated the Affordable Clean Energy rule and its implied repeal of the Clean Power Plan, remanding to the EPA for further proceedings , and that proceeding is currently before the Supreme Court; as such, and given that the change in presidential administration could result in a further shift in policy by the EPA, the future of that rule and the Clean Power Plan is uncertain. Additionally, a number of governments pledged to control and reduce greenhouse gas emissions under the Paris Agreement, which may impact demand for coal resources. The Biden administration reentered the Paris Agreement in February 2021.

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

There have been recent efforts by members of the general financial and investment communities, such as investment advisors, sovereign wealth funds, public pension funds, universities and other groups, to divest themselves and to promote the divestment of securities issued by companies involved in the fossil fuel extraction market, such as coal producers. In California, for example, legislation was signed into law in October 2015 requiring California’s state pension funds to divest investments in companies that generate 50% or more of their revenue from coal mining. Also, in December 2017, the Governor of New York announced that the New York Common Fund would immediately cease all new investments in entities with “significant fossil fuel activities,” and the World Bank announced that it would no longer finance upstream oil and gas after 2019, except in “exceptional circumstances.” Other activist campaigns have urged banks to cease financing coal-driven businesses. As a result, numerous banks, other financing sources and insurance companies have taken actions to limit available financing and insurance coverage for the development of new coal-fueled power plants and coal mines and utilities that derive a majority of their revenue from thermal coal. However, in January 2021, the Office of the Comptroller of the Currency, a top federal banking regulator, issued a final rule that would require banks to provide “fair access” to financial services to companies regardless of industry. The final rule, originally set to take effect April 1, 2021, is targeted at major financial institutions that have made pledges not to lend to the fossil fuel industry. The final rule has not yet been published in the Federal Register. The impact of efforts to divest or promote the divestment from the fossil fuel extraction market may adversely affect the demand for and price of our securities and impact our access to the capital and financial markets.

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

Increased attention to environmental, social or governance (“ESG”) matters could adversely impact our business and the value of the company.

Increasing attention to climate change, societal expectations on companies to address climate change, investor and societal expectations regarding voluntary ESG disclosures, and consumer demand for alternative forms of energy may result in negative views with respect to ESG that could result in a low ESG score or similar sustainability score, could harm the perception of our Company by certain investors, or could result in the exclusion of our securities from consideration by those investors.

Certain financial institutions, including banks and insurance companies, have taken actions to limit available financing, insurance and other services to entities that produce or use fossil fuels. Increasingly, the actions of such financial institutions and insurance companies are based upon ESG or sustainability scores, ratings and benchmarking studies provided by various organizations that assess corporate performance and governance related to environmental and social matters, including climate change. Companies in the energy industry, and in particular those focused on coal, natural gas or petroleum extraction and refining, often have lower ESG or sustainability scores compared to companies in other industries. These lower scores may have adverse consequences including, but not limited to:

• restricting our ability to access capital and financial markets in the future or increasing our cost of capital;

• reducing the demand and price for our securities;

• increasing the cost of borrowing;

• causing a decline in our credit ratings;

• reducing the availability, and/or increasing the cost of, third-party insurance;

• increasing our retention of risk through self-insurance; and

• making it more difficult to obtain surety bonds, letters of credit, bank guarantees or other financing.

Moreover, while we may publish voluntary disclosures regarding ESG matters from time to time, many of the statements in those voluntary disclosures are based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events, or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved in measuring and reporting on many ESG matters.

Our failure to obtain and renew permits necessary for our mining operations could negatively affect our business.

Mining companies must obtain numerous permits that impose strict regulations on various environmental and operational matters in connection with coal mining. These include permits issued by various federal, state and local agencies and regulatory bodies. The permitting rules, and the interpretations of these rules, are complex, change frequently and are often subject to discretionary interpretations by the regulators, all of which may make compliance more difficult or impractical, and may possibly preclude the continuance of ongoing operations or the development of future mining operations. The public, including non-governmental organizations, anti-mining groups and individuals, have certain statutory rights to comment upon and submit objections to requested permits and environmental impact statements prepared in connection with applicable regulatory processes, and otherwise engage in the permitting process, including bringing citizens’ lawsuits to challenge the issuance of permits, the validity of environmental impact statements or the performance of mining activities. Accordingly, required permits may not be issued or renewed in a timely fashion or at all, or permits issued or renewed may be conditioned in a manner that may restrict our ability to efficiently and economically conduct our mining activities, any of which could materially reduce our production, cash flow and profitability.

Federal or state regulatory agencies have the authority to order certain of our mines to be temporarily or permanently closed under certain circumstances, which could materially and adversely affect our ability to meet our customers’ demands.

Federal or state regulatory agencies have the authority, under certain circumstances following significant health and safety incidents, such as fatalities, to order a mine to be temporarily or permanently closed. If this occurred, we may be required to incur capital expenditures to re-open the mine. In the event that these agencies order the closing of our mines, our coal sales contracts generally permit us to issue force majeure notices which suspend our obligations to deliver coal under these contracts. However, our customers may challenge our issuances of force majeure notices. If these challenges are successful, we may have to purchase coal from third-party sources, if it is available, to fulfill these obligations, incur capital expenditures to re-open the mines and/or negotiate settlements with the customers, which may include price or commitment reductions, extensions of time for delivery or terminations of customers’ contracts. Any of these actions could have a material adverse effect on our business and results of operations.

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

SMCRA and counterpart state laws and regulations establish operational, reclamation and closure standards for all aspects of surface mining, as well as most aspects of underground mining. We base our estimates of reclamation and mine closure liabilities on permit requirements, engineering studies and our engineering expertise related to these requirements. Our management and engineers periodically review these estimates. Actual costs can vary from our original estimates if our assumptions are incorrect, major operational changes are implemented, or if governmental regulations change significantly. We are required to record new obligations as liabilities at fair value under U.S. GAAP. In estimating fair value, we consider the estimated current costs of reclamation and mine closure and applied inflation rates, together with third-party profit, as required. The third-party profit is an estimate of the approximate markup that would be charged by contractors for work performed on our behalf. The resulting estimated reclamation and mine closure obligations could change significantly if actual amounts change significantly from our assumptions, which could have a material adverse effect on our results of operations and financial condition.

Our operations may impact the environment or cause exposure to hazardous substances, and our properties may have environmental contamination, which could result in material liabilities to us.

Our operations currently use hazardous materials and generate hazardous wastes from time to time. We could become subject to claims for toxic torts, natural resource damages and other damages as well as for the investigation and cleanup of soil, surface water, groundwater, and other media. Such claims may arise, for example, out of conditions at sites that we currently own or operate, as well as at sites that we previously owned or operated, or at sites that we may acquire. Under certain federal and state environmental laws, our liability for such conditions may be joint and several with other owners/operators, so that we may be held responsible for more than our share of the contamination or other damages, or even for the entire share. Liability under these laws is generally strict. Accordingly, we may incur liability without regard to fault or to the legality of the conduct giving rise to the conditions.

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

These and other similar unforeseen impacts that our operations may have on the environment, as well as exposures to hazardous substances or wastes associated with our operations, could result in costs and liabilities that could materially and adversely affect our business, financial condition and results of operations.

Changes in the legal and regulatory environment could complicate or limit our business activities, increase our operating costs or result in litigation.

The conduct of our businesses is subject to various laws and regulations administered by federal, state and local governmental agencies in the United States. These laws and regulations may change, sometimes dramatically, as a result of political, economic or social events or in response to significant events. Environmental and other non-governmental organizations and activists, many of which are well funded, continue to exert pressure on regulators and other government bodies to enact more stringent laws and regulations. For instance, increasing attention to global climate change has resulted in an increased possibility of governmental investigations and, potentially, private litigation against us and our customers. For example, claims have been made against certain energy companies alleging that greenhouse gas emissions constitute a public nuisance. While our business is not a party to any such litigation, we could be named in actions making similar allegations. Moreover, the proliferation of successful climate change litigation could adversely impact demand for coal and ultimately have a material adverse effect on our business, financial condition and results of operations. Changes in the legal and regulatory environment in which we operate may impact our results, increase our costs or liabilities, complicate or limit our business activities or result in litigation. Such legal and regulatory environment changes may include changes in such items as: the processes for obtaining or renewing permits; federal Lease By Application

(“LBA”) programs; costs associated with providing healthcare benefits to employees; health and safety standards; accounting standards; taxation requirements; competition laws; and trade policies, including policies concerning tariffs, quotas, trade barriers and other trade protection measures.

Risks Related to Income Taxes

Our ability to use net operating losses and alternative minimum tax credits is subject to a current limitation, and our ability to use net operating losses may be subject to additional limitations.

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

In addition, for U.S. federal income tax purposes, NOLs generated in taxable years beginning after December 31, 2017 are not subject to expiration; however, such NOLs can only be used to offset 80% of our U.S. federal taxable income in any taxable year beginning after December 31, 2021. However, if we undergo an additional “ownership change” under Section 382 of the Code (very generally defined as a greater than 50% change, by value, in equity ownership by certain shareholders or groups of shareholders over a rolling three-year period), such ownership change may impose limitations on our ability to use any NOLs in existence immediately prior to such ownership change. We may experience ownership changes as a result of subsequent shifts in our stock ownership. Future legal or regulatory changes could also limit our ability to utilize our NOLs. To the extent we are not able to offset future taxable income with our NOLs, our net income and cash flows may be adversely affected.

U.S. tax legislation may materially adversely affect our financial condition, results of operations and cash flows.

The upcoming congressional elections in the United States could result in further significant changes in, and uncertainty with respect to, tax legislation and regulation directly or indirectly affecting our business. We urge our investors to consult with their legal and tax advisors with respect to the any such future legislation and regulations.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Disclosure of Mineral Reserves and Resources

In October 2018, the Securities and Exchange Commission (“SEC”) adopted amendments to its current disclosure rules to modernize the mineral property disclosure requirements for mining registrants. The amendments include the adoption of S-K 1300, which will govern disclosure for mining registrants (the “SEC Mining Modernization Rules”). The SEC Mining Modernization Rules replace the historical property disclosure requirements for mining registrants that were included in the SEC’s Industry Guide 7 and better align disclosure with international industry and regulatory practices.

Descriptions in this report of our mineral deposits are prepared in accordance with S-K 1300, as well as similar information provided by other issuers in accordance with S-K 1300, may not be comparable to similar information that is presented elsewhere outside of this report. Leer, Leer South, and Black Thunder were considered material properties.  Please refer to the Technical Report Summaries filed as exhibits hereto for additional information with respect to our material properties and Material Mining Properties section below.

The qualified persons that have reviewed and approved the scientific and technical information contained in this annual report are identified in the footnotes to the tables summarizing the mineral reserves and resources estimates below.  Our coal reserve estimates at December 31, 2021 were prepared by our engineers and geologists and reviewed by

Weir International, Inc. and Marshall Miller and Associates, Inc., which are third party mining and geological consultants. Internally qualified personnel were used for all non-material properties and selected resources.

Refer to Item 1. Business “Our Mining Operations” for further discussion regarding our active mining complexes as of December 31, 2021, including the total tons sold associated with these complexes, mining type, mining equipment, location, existing infrastructure, total cost of property, plant and equipment of each mining complex.

Presentation of information concerning Mineral Reserves

The estimates of proven and probable reserves at our mines and the estimates of mine life included in this annual report have been prepared by the qualified persons referred to herein, and in accordance with the technical definitions established by the SEC. Under S-K 1300:

●	Proven mineral reserves are the economically mineable part of a measured mineral resource and can only result from conversion of a measured mineral resource.

●	Probable mineral reserves are the economically mineable part of an indicated and, in some cases, a measured mineral resource.

●

Indicated mineral resource is that part of a mineral resource for which quantity and grade or quality are estimated on the basis of adequate geological evidence and sampling. The level of geological certainty associated with an indicated mineral resource is sufficient to allow a qualified person to apply modifying factors in sufficient detail to support mine planning and evaluation of the economic viability of the deposit. Because an indicated mineral resource has a lower level of confidence than the level of confidence of a measured mineral resource, an indicated mineral resource may only be converted to a probable mineral reserve.

●

Inferred mineral resource is that part of a mineral resource for which quantity and grade or quality are estimated on the basis of limited geological evidence and sampling. The level of geological uncertainty associated with an inferred mineral resource is too high to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability. Because an inferred mineral resource has the lowest level of geological confidence of all mineral resources, which prevents the application of the modifying factors in a manner useful for evaluation of economic viability, an inferred mineral resource may not be considered when assessing the economic viability of a mining project, and may not be converted to a mineral reserve.

●

Measured mineral resource is that part of a mineral resource for which quantity and grade or quality are estimated on the basis of conclusive geological evidence and sampling. The level of geological certainty associated with a measured mineral resource is sufficient to allow a qualified person to apply modifying factors, as defined in S-K 1300, in sufficient detail to support detailed mine planning and final evaluation of the economic viability of the deposit. Because a measured mineral resource has a higher level of confidence than the level of confidence of either an indicated mineral resource or an inferred mineral resource, a measured mineral resource may be converted to a proven mineral reserve or to a probable mineral reserve.

We periodically revise our reserves and resources estimates when we have new geological data, economic assumptions or mining plans. During 2021, we performed an analysis of our reserves and resources estimates for certain operations, which is reflected in new estimates as of December 31, 2021. Reserves and resource estimates for each operation assume that we either have or expect to obtain all the necessary rights and permits to mine, extract and process mineral reserves or resources at each mine. Certain figures in the tables, discussions and notes have been rounded. For a description of risks relating to our estimates of mineral reserves and resources, see our “Risk Factors” within Item 1A.

Our Properties

The following table provides a summary of information regarding our active mining complexes as of December 31, 2021:

Mine(1)	Location	Ownership	Operator	Stage of Development	Mine Type	Processing Plant
Leer(2)	Taylor County, WV	100%	ICG Tygart Valley	Production	Underground	Yes
Leer South(3)	Barbour County, WV	100%	Wolf Run Mining LLC	Production	Underground	Yes
Beckley	Raleigh County, WV	100%	ICG Beckley LLC	Production	Underground	Yes
Mountain Laurel	Logan County, WV	100%	Mingo Logan LLC	Production	Underground	Yes
Black Thunder(4)	Campbell County, WY	100%	Thunder Basin Coal Company L.L.C.	Production	Surface	No
Coal Creek	Campbell County, WY	100%	Thunder Basin Coal Company L.L.C.	Production	Surface	No
West Elk	Gunnison County, CO	100%	Mountain Coal Company L.L.C.	Production	Underground	Yes

(1)	The Mineral Reserve estimates with respect to our mines have been prepared by the qualified persons referred to herein. Refer to Item 1. Business “Our Mining Operations” on the title process. Refer to Item 1. Business “Environmental and Other Regulatory Matters” for discussion on the permitting process.
(2)	Subpart 1300 of Regulation S-K definitions were followed for Mineral Reserves. The qualified person for Mineral Reserves is Weir Consulting, an independent mining firm. Mineral reserves are estimated at average sales price per short ton FOB mine of $110.18 and average cash cost per short ton of $59.94. Refer to Exhibit 96.1 Technical Report Summary for Leer Mine – S-K 1300 Report.
(3)	Subpart 1300 of Regulation S-K definitions were followed for Mineral Reserves. The qualified person for Mineral Reserves is Marshall Miller & Associates, an independent mining firm. Mineral reserves are estimated at average sales price per short ton FOB mine of $98.59 and average cash cost per short ton of $52.39. Refer to Exhibit 96.1 Technical Report Summary for Leer South Mine – S-K 1300 Report.
(4)	Subpart 1300 of Regulation S-K definitions were followed for Mineral Reserves. The qualified person for Mineral Reserves is Weir Consulting, an independent mining firm. Mineral reserves are estimated at average sales price per short ton FOB mine of $14.67 and average cash cost per short ton of $12.46. Refer to Exhibit 96.1 Technical Report Summary for Black Thunder Mine – S-K 1300 Report.

At December 31, 2021, we owned or controlled, primarily through long-term leases, approximately 28,292 acres of coal land in Ohio, 952 acres of coal land in Maryland, 10,095 acres of coal land in Virginia, 306,033 acres of coal land in West Virginia, 81,470 acres of coal land in Wyoming, 234,543 acres of coal land in Illinois, 33,047 acres of coal land in Kentucky, 362 acres of coal land in Montana, 248 acres of coal land in Pennsylvania, and 19,018 acres of coal land in Colorado. In addition, we also owned or controlled through long-term leases smaller parcels of property in Alabama, Indiana, Washington, Arkansas, California, Utah and Texas. We lease approximately 57,863 acres of our coal land from the federal government and approximately 15,318 acres of our coal land from various state governments. Certain of our preparation plants or loadout facilities are located on properties held under leases which expire at varying dates over the next 30 years. Most of the leases contain options to renew. Our remaining preparation plants and loadout facilities are located on property owned by us or for which we have a special use permit.

Our executive headquarters occupies leased office space at 1 CityPlace Drive, in St. Louis, Missouri. Our subsidiaries currently own or lease the equipment utilized in their mining operations. You should see Item 1, “Our Mining Operations” for more information about our mining operations, mining complexes and transportation facilities.

Our Coal Reserves

We estimate that we owned or controlled approximately 1.0 billion tons of recoverable mineral reserves and 1.2 billion tons of measurable and indicated resources at December 31, 2021. Our coal reserve estimates at December 31, 2021 were prepared by our engineers and geologists and reviewed by Weir International, Inc., a mining and geological consultant. Our coal reserve estimates are based on data obtained from our drilling activities and other available geologic data. Our coal reserve estimates are periodically updated to reflect past coal production and other geologic and mining data. Acquisitions or sales of coal properties will also change these estimates. Changes in mining methods or the utilization of new technologies may increase or decrease the recovery basis for a coal seam.

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

The following table shows our estimates of Mineral Reserves as of December 31, 2021 prepared in accordance with Subpart 1300 of Regulation S-K.

Total Mineral Reserves

(Tons in millions)

		Recoverable Mineral Reserves
	Representative Coal Quality	(million tons)
Product / Region / Mine		Proven	Probable	Total
Metallurgical Coal
Central Appalachia
Beckley	1	15.4	2.2	17.6
Mountain Laurel	3	10.2	7.6	17.8
VA, Royalty	2	0.7	—	0.7
Total Central Appalachia		26.3	9.8	36.1

Northern Appalachia
Leer	3	18.1	26.3	44.4
Leer South	3	46.1	18.4	64.5
Other Northern Appalachia	3	47.7	30.8	78.5
Total Northern Appalachia		111.9	75.5	187.4

Total Metallurgical Coal		138.2	85.3	223.5

Thermal Coal
Colorado	4	46.9	5.0	51.9
Illinois Basin, Royalty	5	144.4	34.2	178.6
Wyoming
Black Thunder	6	540.0	5.0	545.0
Other Wyoming		—	—	—
Total Wyoming		540.0	5.0	545.0

Total Thermal Coal		731.3	44.2	775.5

Total Coal		869.5	129.5	998.9

(1)	Low-Vol
(2)	Mid-Vol
(3)	High-Vol
(4)	11,500 BTU/lbs.; 0.92 lbs. SO2/MMBTU
(5)	11,200 BTU/lbs.; 4.95 lbs. SO2/MMBTU
(6)	8900 BTU/lbs.; 0.67 lbs. SO2/MMBTU
(7)	The Mineral Reserve estimates with respect to our mines have been prepared by the qualified persons referred to herein.

The following table shows our estimates of Mineral Resources as of December 31, 2021 prepared in accordance with Subpart 1300 of Regulation S-K.

Total Mineral Resources

(Tons in millions)

		In-Place Mineral Resources (million tons)
Product / Region / Mine	Representative Coal Quality	Measured	Indicated	Measured + Indicated	Inferred
Metallurgical Coal
Central Appalachia
Mountain Laurel	3	2.5	17.6	20.1	23.2
VA, Royalty	2	10.3	—	10.3	—
Total Central Appalachia		12.8	17.6	30.4	23.2

Northern Appalachia
Leer	3	2.4	11.6	14.0	4.9
Leer South	3	8.9	4.0	12.9	—
Other Northern Appalachia	3	85.8	109.9	195.7	0.9
Total Northern Appalachia		97.0	125.6	222.6	5.8

Total Metallurgical Coal		109.8	143.2	253.0	29.0

Thermal Coal
Colorado		—	—	—	—
Illinois Basin
Macoupin County, IL	4	—	170.6	170.6	—
Other Illinois Basin	5	21.4	106.0	127.4	56.2
Total Illinois Basin		21.4	276.6	298.0	56.2
Wyoming
Black Thunder	6	200.0	5.0	205.0	—
Coal Creek	7	133.5	1.2	134.7	—
Other Campbell County	8	266.0	10.4	276.4	—
Total Wyoming		599.5	16.6	616.1	—

Total Thermal Coal		620.9	293.2	914.1	56.2

Total Coal		730.8	436.4	1,167.1	85.2

(1)	Low-Vol
(2)	Mid-Vol
(3)	High-Vol
(4)	11,565 BTU/lbs, 9.7 lbs. SO2/MMBTU
(5)	10,200 - 11,900 BTU/lbs; 6.1 - 9.7 lbs. SO2/MMBTU
(6)	8985 BTU/lbs.; 0.6 lbs. SO2/MMBTU
(7)	8175 BTU/lbs.; 0.8 lbs. SO2/MMBTU
(8)	8200 - 9100 BTU/lbs.; 0.6 - 0.9 lbs. SO2/MMBTU
(9)	The estimation of Mineral Resources involves assumptions about future commodity prices and technical mining matters. Resources are not mineral reserves and do not have demonstrated economic viability.

Federal and state legislation controlling air pollution affects the demand for certain types of coal by limiting the amount of sulfur dioxide which may be emitted as a result of fuel combustion and encourages a greater demand for low-sulfur coal. All of our identified coal reserves have been subject to preliminary coal seam analysis to test sulfur content. Of these reserves, approximately 60% consist of compliance coal, or coal which emits 1.2 pounds or less of sulfur dioxide per million Btus upon combustion, while an additional approximately 10% could be sold as low-sulfur coal. The balance is classified as high-sulfur coal. Most of our reserves are suitable for the domestic steam coal markets. A substantial portion of the low-sulfur and compliance coal reserves at a number of our Appalachian mining complexes may also be used as metallurgical coal.

The carrying cost of our coal reserves at December 31, 2021 was $263.9 million, consisting of $4.1 million of prepaid royalties and a net book value of coal lands and mineral rights of $259.8 million.

Material Mining Properties

The information that follows relating our material properties: Leer, Leer South, Black Thunder – is derived from, and in some instances is an extract from, the technical report summaries (“TRSs”) relating to such properties prepared in compliance with Item 601(b)(96) and subpart 1300 of Regulation S-K. Portions of the following information are based on assumptions, qualifications and procedures that are not fully described herein. Reference should be made to the full text of the TRSs, incorporated herein by reference and made a part of this Annual Report on Form 10-K.

The following table shows our estimates of Mineral Reserves as of December 31, 2021 prepared in accordance with Subpart 1300 of Regulation S-K for our material mining properties:

	Recoverable Mineral Reserves (As-Received)
	(million tons)				Percentage
Product / Region / Mine	Proven	Probable	2021 Total	2020 Total	Change	Notes
Metallurgical Coal
Northern Appalachia
Leer	18.1	26.3	44.4	50.3	(11.8)%	1,2
Leer South	46.1	18.4	64.5	46.3	39.4%	1,2

Thermal Coal
Wyoming
Black Thunder	540.0	5.0	545.0	699.3	(22.1)%	1,2,3
(1)	Year 2021 production
(2)	Modifications to Life of Mine Plan
(3)	Selected December 31, 2020 reserve tons were reclassified to resource

Leer

Leer is located at approximately 39° 19' 59.8584'' N Latitude and 79° 57' 30.7584'' W Longitude, which is approximately 25 miles south of Morgantown, West Virginia, primarily in Taylor County, with minimal extension into Preston County, within the Northern West Virginia coal field of the NAPP Region of the United States.  The USGS 7.5-minute quadrangle map sheets are Fairmont East, Gladesville, Grafton, and Thornton.

Leer is a permitted underground longwall mine that commenced production of metallurgical coal in the fourth quarter of 2011. The longwall mining method has been successfully utilized in the Northern Appalachia Region, and in other coal producing regions of the United States, since the 1960s. Longwall mining has the highest mining recovery of modern-day underground mining methods. Longwall mining includes room and pillar continuous mining to develop main entries, longwall headgates and tailgates, and retreat mining production panels.

Leer is mining the Lower Kittanning Seam and parting interval within the seam utilizing continuous miners to develop longwall panels to be mined using a longwall mining system. Leer is primarily sold as High-Vol A, and is part of approximately 93,100 acres that is considered our Tygart Valley area. Leer develops longwall districts (sets of adjacent longwall panels) with alphabetic designations.

Prior to the development of  Leer, there was very little mining that occurred on the property.  A small underground coal mine operated by the Thornton Fire Brick Company was located in the Upper Freeport Seam to the southeast of Thornton, West Virginia. This mine was located off of Three Fork Creek and operated in the early 1900s.  The Thornton Fire Brick Company also operated a surface mine or “clay pit” near Thornton, West Virginia, mining fireclay for brickmaking in the early 1900s. Available maps show an underground mine, of limited extent, in the Lower Kittanning

Seam to the south of Leer on the east side of Frog Run.  Available data shows this as Sterling Coal Company’s Cecil coal mine, with mining shown to have occurred in the early 1900s.

Leer’s surface facilities are located within the Leer permit area, near central area of the mid-north boundary of the permit.  The surface facilities include mine administration, engineering and operations offices, coal preparation plant, rail loadout, mine maintenance facilities, warehouse facilities, parking lots, preparation plant waste disposal, settling ponds, and Leer slope portal access.  The total disturbed area for the Leer surface facilities is approximately 200 acres.

All the production is processed through a 1,400 ton-per-hour preparation plant and loaded on the CSX railroad. A 15,000-ton train can be loaded in less than four hours. Sources of electrical power, water, supplies, and materials are readily available. Electrical power is provided to the mines and facilities by regional utility companies. Water is supplied by public water services, surface impoundments, or water wells. Leer is projected to employ a maximum of 508 personnel over the life of mine plan and Leer employed approximately 501 personnel at the end of January 2021. The hourly labor force remains non-union and no change in this labor arrangement is anticipated in the short term. The total cost of Leer and its associated plant and equipment as of December 31, 2021 is approximately $279.6 million.

Leer South

Leer South is located at approximately 39° 11' 55.0572'' N Latitude and 80° 3' 33.5088'' W Longitude, which is approximately located near Nin Barbour, Harrison, and Taylor Counties in West Virginia. Leer South office is located north of the town of Philippi, the county seat of Barbour County, West Virginia. The nearest cities are Clarksburg and Bridgeport, approximately 17 miles to the northwest. The city of Buckhannon is located 26 miles to the south of the mine. Charleston, the state capital of West Virginia, is located approximately 136 miles southwest of the Property.

Pennsylvania
Ohio
West Virginia
Kentucky
Virginia
Waynesburg
Smithfield
Point Marion
Morgantown
Preston County
Taylor County
Grafton
Lower Kittanning
Reserves
Clarksburg
Leer South
Preparation Plant
Philippi
Barbour County
Clarion
Reserves
Weston
Buckhannon
Leer South Complex
Taylor, Harrison and Barbour
Counties, West Virginia
General Location Map
0
10
miles
MARSHALL MILLER & ASSOCIATES
1A209 Bluefield, VA 12/21
1A209 Location.dwg

Leer South consists of the newly commenced longwall Leer South operation in the Lower Kittanning seam, existing Sentinel underground mine in the Clarion seam, a preparation plant and a loadout facility located on approximately 26,000 acres in Barbour County, West Virginia.

Arch has obtained all mining and discharge permits to operate its mine and processing, loadout, and related support facilities. A significant portion of the reserves at Leer South are owned rather than leased from third parties. Since 1974, the Property has been controlled by various mining companies including (in chronological order: Republic Steel Corporation, Old Ben Coal Company, Black Diamond Energy Inc., Anker Mining Company (Anker), International Coal Group (ICG), and Arch. Mine development in the Clarion seam was started by ICG in 2006, and expansion into the Lower Kittanning seam was begun by Arch in 2018.

Due to its coal reserve and seam characteristics, Leer South operates using longwall (in the Lower Kittanning) methods and continuous mining (in the Clarion seam) methods. Resource and reserve models were therefore generated with both longwall and continuous-mining constraints in mind for Leer South’s underground resources. The mines produce coal that is suitable for the high-volatile metallurgical coal markets.

Underground infrastructure has recently been upgraded to accommodate the addition of longwall mining in the Lower Kittanning Seam. Highlights include: The belt haulage has been upgraded on the main slope, Belt infrastructure has been upgraded to accommodate increased tonnages from all Lower Kittanning sections to the main slope. A rail system has been added as a transport method for personnel, equipment, and supplies. Three slopes have been driven from the Clarion Seam to the overlying Lower Kittanning Seam. A coal storage bunker system has been constructed at the Lower Kittanning Seam interface. A ventilation shaft has been added to supply intake air from the Clarion workings and return air to the surface. A power upgrade has occurred including a new 138,000-volt substation and tap to the utility. A bath house addition constructed adjacent to the existing facility to accommodate the larger workforce. A bleeder shaft and fan has been installed to support the initial longwall mining district in the Lower Kittanning seam. Plant and coal handling facilities were upgraded to handle longwall volumes and include a 1,600 ton-per-hour preparation plant located near the mine, as well as a loadout facility served by the CSX railroad and connected to the plant by a 4,000 ton-per-hour conveyor system. The loadout facility is capable of loading a 15,000 ton unit train in less than four hours. The total cost of Leer South and its associated plant and equipment as of December 31, 2021 is approximately $621.9 million. Sources of electrical power, water, supplies, and materials are readily available. Electrical power is provided to the mines and facilities by regional utility companies. Water is supplied by public water services, surface impoundments, or water wells. A total of approximately 600 non-unionized salary and hourly employees are assigned to Leer South.

Black Thunder

Black Thunder is located at approximately 43° 41' 49.8012'' N Latitude and 105° 17' 20.3496'' W Longitude, which is approximately 50 miles south of Gillette, Wyoming in Campbell County, within the PRB coal producing region of the United States.  The United States Geological Survey (USGS) 7.5-minute quadrangle map sheets, upon which the Black Thunder can be found, are Hilight, Open A Ranch, Reno Reservoir, Piney Canyon NW, Teckla and Piney Canyon SW.  The Black Thunder permit area includes approximately 62,066 acres of controlled mineral property.

Black Thunder surface facilities are located within the Black Thunder permit area, near the central area of the mid-north boundary of the permit.  The surface facilities include mine administration, engineering, and operations offices, mine roads, laydown areas, ponds, crushers, rail loadouts, mine maintenance facilities, warehouse facilities, parking lots.  The total disturbed area for Black Thunder surface facilities is approximately 3,230 acres. The coal, backfill, and topsoil stockpiles represent approximately 5,300 additional acres of disturbed area.

Wyoming
GREAT PLAINS
UNITED STATES
Denver
N
Crook County
Crook County
Weston County
Buffalo Creek
Raven Creek
Buffalo Creek
5246 ft
5066 ft
FIDDLE CREEK FIEL
Campbell County
Weston County
Wright
Black Thunder Mine
CLARETON OIL FIELD
5287 ft
FROG CREEK OIL FIELD
Weston County
Niobrara County
Campbell County
Converse County
RED HILLS
0 2.5 5 10 15 20
Miles
WEIR
Weir International, Inc.
Mining, Geology and Energy Consultants

Figure 1.1-1
Black Thunder Mine
Campbell County Wyoming

General Location Map

Prepared For
Arch Resources, Inc.

We control a significant portion of the coal reserves through federal and state leases.  All of the leases have a production royalty rate of 12.5 percent of the Gross Sales Price (GSP). The leases have a minimum royalty that must be paid annually in order to maintain the lease, with the exception of one lease, which has a one-time minimum royalty payment.

Prior to the development of Black Thunder, there was no mining that occurred on the property. Black Thunder is a surface coal mine utilizing draglines and truck/shovel mining equipment for overburden removal. The mine was opened by Atlantic Richfield Company (ARCO) in 1977 and has been operated under Thunder Basin Coal Company, LLC since that time. In 1998, Arch purchased all of ARCO’s domestic coal operations, which included the Thunder Basin Coal Company, Black Thunder. In 2004, Arch purchased the adjacent North Rochelle Mine from Triton Coal Company and merged it into Black Thunder. The former North Rochelle Mine facilities and reserves were subsequently sold to Peabody

Coal Company in 2006.  In 2009, Arch purchased the adjacent Jacobs Ranch Mine from Rio Tinto Coal and merged it into Black Thunder, which created a mining complex that produced 116.2 million tons of coal in 2010.

Black Thunder currently consists of four active pit areas and two active loadout facilities. We ship all of the coal raw to our customers via the Burlington Northern Santa Fe and Union Pacific railroads. We do not process the coal mined at this complex. Each of the loadout facilities can load a 15,000-ton train in less than two hours.

Mine facilities built by Atlantic Richfield Company included a rail spur and loadout loop, a loadout with two 12,500-ton silos, a 100,000-ton slot storage barn, two crusher locations, a coal analysis lab, maintenance shop, warehouse, bathhouse, reclamation shop, and an administrative building.  Initial pit development was conducted with truck/shovel mining equipment, but ARCO subsequently added three draglines by the time the mine was acquired by Arch.  The Jacobs Ranch Mine also constructed mine facilities similar to those constructed by ARCO, however, as time progressed and mining moved farther west, these facilities, including the loadout, have been idled.  The Jacobs Ranch Mine was historically one of the larger truck/shovel mines until a Bucyrus-Erie 2570W dragline with a 121 cubic yard bucket was brought on-line in 2006.  Water is supplied by public water services, surface impoundments, or water wells.  Black Thunder  staffing includes approximately 1,010 non-unionized employees and will range from 1,078 employees to 259 employees once the mine is near the end of life.  The total cost of Black Thunder and its associated plant and equipment as of December 31, 2021 is approximately $279.6 million.

Internal Control Disclosure

Quality control procedures followed by Arch geologists are clearly defined. These procedures include the field geologist to be on site wherever drilling is occurring. On completion of a core run, the core is logged and the samples are sealed in plastic sample bags. These samples do not leave the geologists possession once they have been removed from the core barrel. The geologist is required to keep a written detailed log of each drill hole. Rock quality designation logs are to be prepared for roof and floor start for all underground mineable seams. The geologist’s seam thickness measurements are checked against the geophysical logs for thickness accuracy and to confirm core recovery. In order to keep the chain of custody clear, the core samples are stored in a locked facility, that only Arch geologists have access to, until the core is delivered to the laboratory for analysis.

In our exploration and mineral resource and reserve estimation efforts, we utilize an American National Standards Institute (ANSI) certified third party laboratory, which has in-house quality control and assurance procedures. Once in possession of the samples, the laboratory standard sample preparation and security procedures are followed. After the sample has been tested, reviewed, and accepted, the disposal of the sample is done in accordance with local, state and EPA approved methods.

Weir International, Inc. (WEIR), an independent mining and geology engineering firm, has reviewed Arch’s procedures and determined the sample preparation, security and analysis procedures used for the drill hole samples meet coal industry standards and practices for quality testing, with laboratory results suitable to use for geological modeling, mineral resource estimation and economic evaluation.

Year-end reserve estimates are and will continue to be reviewed by our Chief Executive Officer and other senior management, and revisions are communicated to our board of directors. Inaccuracies in our estimates of our coal reserves could result in decreased profitability from lower than expected revenue or higher than expected costs. Actual production recovered from identified reserve areas and properties, and revenue and expenditures associated with our mining operations, may vary materially from estimates.

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

At December 31, 2021, approximately 33% of our coal reserves were held in fee, with the balance controlled by leases, most of which do not expire until the exhaustion of mineable and merchantable coal. Under current mining plans, substantially all reported leased reserves will be mined out within the period of existing leases or within the time period of assured lease renewals. Royalties are paid to lessors either as a fixed price per ton or as a percentage of the gross sales price of the mined coal. The majority of the significant leases are on a percentage royalty basis. In some cases, a payment is required, payable either at the time of execution of the lease or in annual installments. In most cases, the prepaid royalty amount is applied as a credit against future production royalty obligations.

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

We leased approximately 73,391 acres of property to other coal operators in 2021. We received royalty income of $5.2 million during 2021 from the mining of approximately 2.9 million tons, $5.7 million during 2020 from the mining of approximately 1.7 million tons and $4.5 million during 2019 from the mining of approximately 1.8 million tons on those properties. We have included reserves at properties leased by us to other coal operators in the reserve figures set forth in this report.

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

ITEM 4. MINE SAFETY DISCLOSURES.

The statement concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Annual Report on Form 10-K for the period ended December 31, 2021.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “ARCH” and has been trading since October 5, 2016 upon our emergence from bankruptcy. No prior established public trading market existed for this newly issued common stock prior to this date. Based upon information provided by our transfer agent, as of January 31, 2022, we had 5 stockholders of Class A common stock and 1 stockholder of Class B common stock on record. As many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.

Holders of our common stock are entitled to receive dividends when they are declared by our Board of Directors. We paid dividends on our common stock totaling $3.8 million in 2021. There is no assurance as to the amount or payment of dividends in the future because they will be subject to ongoing Board review and authorization will be based on a number of factors, including business and market conditions, the Company’s future financial performance and other capital priorities.

Stockholder Return Performance Presentation

The following graph compares the cumulative five year total return of holders of Arch Resources, Inc.’s common stock with the cumulative total returns of the S&P Midcap 400 index and the S&P Metals and Mining Select Industry index. The graph assumes that the value of the investment in our common stock, the S&P Midcap 400 index, and the S&P Metals and Mining Select Industry index (including reinvestment of dividends) was $100 on December 31, 2016 and tracks it through December 31, 2021.

In 2020, the Dow Jones US Coal Index was discontinued. To mitigate the impact of these fluctuations and provide more consistency to the performance graph disclosure year after year, in 2021, we elected to replace the Dow Jones US Coal Index with the S&P Metals Mining Select Industry Index for disclosure purposes.

	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21

Arch Resources, Inc.	100.00	121.02	109.78	97.01	59.82	125.19
S&P Midcap 400	100.00	116.24	103.36	130.44	148.26	184.96
S&P Metals and Mining Select Industry	100.00	120.63	89.20	102.43	119.27	161.58

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities

During April 2019, the Board of Directors of Arch Resources, Inc. approved an incremental $250 million to the share repurchase program bringing the total authorization to $1.05 billion. We did not purchase any shares of our common stock under this program for the year ended December 31, 2021.

As of December 31, 2021, we had repurchased 10,088,378 shares at an average share price of $82.01 per share for an aggregate purchase price of approximately $827 million since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program is $223 million.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

COVID-19

In the first quarter of 2020, COVID-19 emerged as a global pandemic. The continuing responses to the COVID-19 outbreak include actions that have a significant impact on domestic and global economies, including travel restrictions, gathering bans, stay at home orders, and many other restrictive measures. All of our operations have been classified as essential in the states in which we operate. We instituted many policies and procedures, in alignment with CDC guidelines along with state and local mandates, to protect our employees during the COVID-19 outbreak. These policies and procedures included, but were not limited to, staggering shift times to limit the number of people in common areas at one time, limiting meetings and meeting sizes, continual cleaning and disinfecting of high touch and high traffic areas, including door handles, bathrooms, bathhouses, access elevators, mining equipment, and other areas, limiting contractor access to our properties, limiting business travel, and instituting work from home for administrative employees. We continually evaluate our policies and procedures, in accordance with CDC, state, and local guidelines, and make any necessary adjustments to respond to the particular circumstances in the areas in which we operate. During the second half of 2021, the advent of the Delta and Omicron variants has led to increased infection rates among our workforce at certain operations, and we have reinstated stricter protocols at affected operations. During the second half of 2021, over fifty unit production shifts in our metallurgical segment were adversely impacted by staffing shortfalls related to increased COVID-19 case rates, and our requisite quarantine protocols. We continue to encourage vaccination among our workforce and adjust our COVID-19 responses.

We recognize that the COVID-19 outbreak and responses thereto also continue to impact both our customers and suppliers. To date, we have not had any significant issues with critical suppliers, and we continue to communicate with them and closely monitor developments to ensure we have access to the goods and services required to maintain our operations. Our customers have reacted, and continue to react, in various ways and to varying degrees to changes in demand for their products. In early 2022, increased case rates have negatively impacted rail transportation, primarily for our export shipments. We remain in close communication with our rail service providers, and work diligently with them to mitigate potential delays. Our current view of our customer demand and logistics situation is discussed in greater detail in the “Overview” section below.

Overview

Our results for the year ended December 31, 2021 benefited from improvement in metallurgical and thermal coal markets. Global economic growth accelerated over the course of the year as pent up demand from the responses to the global pandemic seeks to be fulfilled. Global steel production in 2021 is likely to exceed pre-pandemic levels, and energy demand is increasing with economic growth. At the same time, certain metallurgical and thermal coal producing jurisdictions were, at times during 2021, adversely impacted by the resurgence of COVID-19 and its variants, weather, and logistical constraints. Specifically, the major coal producing regions in Australia, Indonesia, China, Mongolia, and western Canada have been adversely impacted by one or more of these factors at various points throughout 2021. Through the year ended December 31, 2021, these constraints have had a relatively minor impact on our shipment volumes, although we did have one coking coal vessel and one thermal coal vessel that we planned to ship late in the fourth quarter of 2021, delayed to early 2022. On December 30, 2021, an explosion occurred at the Curtis Bay Terminal, one of two United States East Coast terminals we utilize to export our coking coal product overseas. This event, coupled with the increased COVID-19 case rates our rail service providers are experiencing, has negatively impacted our volume of coking coal shipments in the first quarter of 2022. While we are working diligently with our rail service provider to mitigate these impacts, our first quarter of 2022 coking coal shipment volume could be as much as 25% below our coking coal shipment volume in the fourth quarter of 2021. At this time, we believe we will make up the first quarter of 2022 shipment shortfall over the course of the remainder of 2022; however, our ability to make up this shortfall will, at least in part, be based on factors that are outside of our direct control.

During the year ended December 31, 2021, accelerating global economic growth, led to historically high steel prices. Steel prices did moderate some late in the year, but remain at levels that provide steel producers with healthy margins. On the coking coal supply side, production and supply chain constraints combined to drive international coking coal indices to historically high levels. Despite these historically high coking coal prices, North American coking coal supply remains constrained compared to pre-COVID-19 levels. Some new supplies have been added to the market, in particular, our new Leer South longwall operation that has been be ramping up production throughout the fourth quarter of 2021. Still, some of the high cost coking coal mine idlings announced during 2020 remain in place, and more recent supply disruptions also constrain supply. The duration of specific supply disruptions is unknown. We believe that underinvestment in the sector in recent years underlies the current market situation. In the current environment, we expect coking coal prices to be volatile. Longer term, we believe continued limited global capital investment in new coking coal production capacity, normal reserve depletion, and continuing economic growth will provide support to coking coal markets.

During the fourth quarter of 2020, a major political dispute that manifested itself as a trade dispute, escalated between China, a major importer of coking coal, and Australia, the world’s largest exporter of coking coal. Specifically, China has effectively banned the import of coking coal and thermal coal, among other export products, from Australia. Historical trade patterns remain disrupted, and new trade patterns have emerged in the international coking coal markets. Indices for United States (US) East Coast coking coal reached historically high levels in the second half of 2021 and retained most of the increase through the end of the year. In late October, China decided to allow several million tons of impounded Australian coal to clear customs and enter their domestic market. Release of this previously impounded coal alleviated supply constraints and reduced index pricing for coking coal delivered to China. Lower pricing for coal delivered to China did weigh on US East Coast coking coal indices in the fourth quarter of 2021; however, due to increased demand for coking coal outside of China and related strength of Australian Premium Low Volatile (“PLV”) coking coal indices, the impact on US East Coast coking coal indices has been muted. Despite historically high PLV indices, Australian export volumes remain below pre-pandemic levels. China has also reduced domestic steel production during the fourth quarter of 2021. Continuing reduction in Chinese steel production could negatively impact coking coal prices, but a return to previous production levels could positively impact coking coal prices.

Domestic thermal coal consumption increased during the year ended December 31, 2021, compared to the year ended December 31, 2020, due to significantly increased natural gas prices and economic recovery from the responses to COVID-19. Longer term, we continue to believe thermal coal demand will remain pressured by planned closure of coal fueled generating facilities, continuing increases in subsidized renewable generation sources, particularly wind and solar, and the development of battery storage to support the increase in intermittent renewable generation sources. However, during 2021, the significant increase in natural gas prices led to an increase in coal fired generation. We believe coal generator stockpiles likely declined significantly during 2021, and domestic thermal coal indices have reached historically high levels. Importantly, this increase in domestic prices has allowed us to place significant volumes of domestic thermal coal business at prices meaningfully higher than those seen prior to the third quarter of 2021. During the year ended December 31, 2021, international thermal coal indices also increased to historical highs, and although pricing retreated some during the fourth quarter of 2021, international thermal coal indices remain at levels that economically support exports from our thermal operations.

On September 29, 2020, the U.S. District Court ruled against our proposal with Peabody to form a joint venture that would have combined our Powder River Basin and Colorado mining operations with Peabody’s, and we subsequently announced the termination of our joint venture efforts. We continue to pursue other strategic alternatives for our thermal assets, including, among other things, potential divestiture. We are concurrently shrinking our operational footprint at our thermal operations. During the year ended December 31, 2021, we completed approximately $33.5 million of Asset Retirement Obligation (ARO) work at these operations, compared to approximately $6.8 million in the year ended December 31, 2020. During the fourth quarter of 2021 we established a fund to pay for future ARO costs at our thermal operations, with an initial $20 million deposit. We plan to continue to grow this self-funding mechanism for our long-term reclamation ARO liabilities at our thermal operations. For further information on this fund, see Note 16, “Asset Retirement Obligations” to the Consolidated Financial Statements. During the current year, we exercised our operational flexibility to maximize cash generation from our thermal operations, and plan to do so again in the coming year. Longer term, we will maintain our focus on aligning our thermal production rates with the secular decline in domestic thermal coal demand, while adjusting our thermal operating plans to minimize future cash requirements and maintain flexibility to react to future short-term market fluctuations. We continue to streamline our entire organizational structure to reflect our long-term strategic direction as a leading producer of metallurgical products for the steelmaking industry.

During the fourth quarter of 2021, we sold our 49.5% equity interest in Knight Hawk Holdings, LLC. For further information on the sale of and our prior equity investment in Knight Hawk Holdings, LLC, please see Note 4, “Divestitures”, and Note 11, “Equity Method Investments and Membership Interests in Joint Ventures” to the Consolidated Financial Statements.

On December 31, 2020, we sold our Viper operation in Illinois, which had been part of our Other Thermal segment, to Knight Hawk Holdings, LLC. Viper’s results for the full year of 2020 are included in our full year 2020 results, and in all preceding periods’ results presented herein. For further information on the sale of Viper and our prior equity investment in Knight Hawk Holdings, LLC, please see Note 4, “Divestitures”, and Note 11, “Equity Method Investments and Membership Interests in Joint Ventures” to the Consolidated Financial Statements.

The following discussion and analysis are for the year ended December 31, 2021, compared to the same period in 2020 unless otherwise stated. For a discussion and analysis of the year ended December 31, 2020, compared to the same period in 2019, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 12, 2021.

Results of Operations

Year Ended December 31, 2021 and 2020

Revenues. Our revenues include sales to customers of coal produced at our operations and coal purchased from third parties. Transportation costs are included in cost of coal sales and amounts billed by us to our customers for transportation are included in revenues.

Coal sales. The following table summarizes information about our coal sales for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	(Decrease) / Increase

	(In thousands)
Coal sales	$2,208,042	$1,467,592	$740,450
Tons sold	73,005	63,343	9,662

On a consolidated basis, coal sales in 2021 increased $740.5 million or 50.5% from 2020, and tons sold increased 9.7 million tons, or 15.3%. Coal sales from Metallurgical operations increased $507.6 million due primarily to higher realized pricing and secondarily increased volume. Thermal coal sales increased $255.8 million due to increased pricing and volume. In the year ended December 31, 2020, our Viper operation, which was sold in December 2020, provided approximately $34.3 million in coal sales and 0.9 million tons sold. See discussion in “Operational Performance” for further information about segment results.

Costs, expenses and other. The following table summarizes costs, expenses and other components of operating income for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	Increase (Decrease) in Net Income

	(In thousands)
Cost of sales (exclusive of items shown separately below)	$1,579,836	$1,378,479	$(201,357)
Depreciation, depletion and amortization	120,327	121,552	1,225
Accretion on asset retirement obligations	21,748	19,887	(1,861)
Change in fair value of coal derivatives and coal trading activities, net	(2,392)	5,219	7,611
Selling, general and administrative expenses	92,342	82,397	(9,945)
Costs related to proposed joint venture with Peabody Energy	—	16,087	16,087
Asset impairment and restructuring	—	221,380	221,380
Gain on property insurance recovery related to Mountain Laurel longwall	—	(23,518)	(23,518)
Loss (Gain) on divestitures	24,225	(1,505)	(25,730)
Other operating loss (income), net	4,826	(22,246)	(27,072)
Total costs, expenses and other	$1,840,912	$1,797,732	$(43,180)

Cost of sales. Our cost of sales for the year ended December 31, 2021 increased $201.4 million, or 14.6%, versus the year ended December 31, 2020. In the prior year period, our Viper operation, which was sold in December 2020, accounted for approximately $45.5 million in cost of sales. The increase in cost of sales at ongoing operations is directly attributable to higher sales volumes and prices; which consists of increased transportation costs of approximately $118.3 million, increased repairs and supplies costs of approximately $90.5 million, increased operating taxes and royalties of approximately $72.8 million, and increased compensation costs of approximately $21.1 million. These cost increases were partially offset by an increase in credit for ARO reclamation work completed primarily in our Thermal Segment of approximately $24.7 million and decreased purchased coal cost of approximately $16.4 million. See discussion in “Operational Performance” for further information about segment results.

Depreciation, depletion and amortization. Our depreciation, depletion and amortization costs for the year ended December 31, 2021 decreased slightly versus the year ended December 31, 2020 primarily due to the reduced depreciation expense resulting from the asset impairment we recorded in the third quarter of 2020 in our Thermal Segment, partially offset by the increased depreciation of plant and equipment, amortization of development, and depletion in our Metallurgical Segment.

Accretion on asset retirement obligations. The increase in accretion expense in the year ended December 31, 2021 is primarily related to the changes in the planned timing of reclamation work to be completed in our Thermal Segment, specifically at the Coal Creek mine.

Change in fair value of coal derivatives and coal trading activities, net. The benefit in the year ended December 31, 2021 is primarily related to mark-to-market gains on coal derivatives that we had entered to hedge our price risk for anticipated international thermal coal shipments, while we had mark-to-market losses on such coal derivatives for the year ended December 31, 2020.

Selling, general and administrative expenses. Selling, general and administrative expenses in the year ended December 31, 2021 increased versus the year ended December 31, 2020 due primarily to increased compensation costs of approximately $11.3 million, primarily related to higher incentive compensation accruals recorded in the year ended December 31, 2021, partially offset by reduced information technology related costs of approximately $1.1 million.

Costs related to proposed joint venture with Peabody Energy. We incurred expenses of $16.1 million in the year ended December 31, 2020 associated with the regulatory approval process related to the proposed joint venture with Peabody that was terminated jointly by the parties following the Federal Trade Commission’s successful lawsuit to block the joint venture. For further information on our proposed joint venture with Peabody Energy see Note 6, “Joint Venture with Peabody Energy” to the Consolidated Financial Statements.

Asset impairment and restructuring. During the year ended December 31, 2020, we recorded $208.0 million of impairment charges primarily relating to three of our thermal operations, Coal Creek, West Elk, and Viper, as well as, our equity investment in Knight Hawk Holdings, LLC. Also, during the year ended December 31, 2020, we incurred $13.4 million of restructuring expense related to employee severance from the voluntary separation plans that were accepted by 254 employees of our thermal operations and corporate staff. For further information on our Asset Impairment costs, see Note 5, “Asset Impairment and Restructuring” to the Consolidated Financial Statements.

Gain on property insurance recovery related to Mountain Laurel longwall. In the year ended December 31, 2020 we recorded a $23.5 million benefit from insurance proceeds related to the loss of certain longwall shields at our Mountain Laurel operation. For further information on our gain on property insurance recovery, see Note 7, “Gain on Property Insurance Recovery Related to Mountain Laurel Longwall” to the Consolidated Financial Statements.

Loss (Gain) on Divestitures. During the fourth quarter of 2021, we sold our 49.5% ownership in Knight Hawk Holdings, LLC for $38.0 million. We received $20.5 million during the fourth quarter of 2021 and will receive the remainder in monthly installments through 2024. We recorded a non-cash loss in the amount of $24.2 million during the fourth quarter of 2021. During the year ended December 31, 2020, we recorded a $1.5 million gain on the sale of our Dal-Tex, Briar Branch, and Viper properties. For further information on these gains and losses, see Note 4, “Divestitures” to the Consolidated Financial Statements.

Other operating loss (income), net. The decrease in other operating income, net in the year ended December, 31, 2021 as compared to the year ended December, 31, 2020 results primarily from the net unfavorable impact of certain coal derivative settlements of approximately $36.7 million, partially offset by increased income from equity investments of approximately $7.1 million and an unfavorable impact of mark to market movements on heating oil positions of approximately $1.8 million recorded in the year ended December 31, 2020.

Non-operating expense. The following table summarizes non-operating expense for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	Increase (Decrease) in Provision for Net Income Taxes

	(In thousands)
Non-service related pension and postretirement benefit costs	$(4,339)	$(3,884)	$(455)
Reorganization items, net	—	26	(26)
Total non-operating expenses	$(4,339)	$(3,858)	$(481)

Non-service related pension and postretirement benefit costs. The increase in non-service related pension and postretirement benefit costs in the year ended December 31, 2021 versus the year ended December 31, 2020 is primarily due to increased postretirement benefit loss amortization in the year ended December 31, 2021, partially offset by increased pension settlement recorded in the same year period.

Provision for (benefit from) income taxes. The following table summarizes our provision for income taxes for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	Increase (Decrease) in Net Income

	(In thousands)
Provision for (benefit from) income taxes	$1,874	$(7)	$(1,881)

See Note 15, to the Consolidated Financial Statements “Taxes,” for a reconciliation of the statutory federal income tax provision (benefit) at the statutory rate to the actual benefit from taxes.

Operational Performance

Year Ended December 31, 2021 and 2020

On December 31, 2020, we sold our Viper operation. As a result, we revised our reportable segments beginning in the first quarter of 2021 to better reflect the manner in which the chief operating decision maker (CODM) views our businesses going forward for purposes of reviewing performance, allocating resources and assessing future prospects and strategic execution. Prior to the first quarter of 2021, we had three reportable segments: Metallurgical, Powder River Basin (PRB), and Other Thermal. After the divestment of Viper, we have three remaining active thermal mines: West Elk, Black Thunder, and Coal Creek. With two distinct lines of business, metallurgical and thermal, the movement to two segments better aligns with how we make decisions and allocate resources. No changes were made to the Metallurgical Segment and the three remaining thermal mines have been combined as the “Thermal Segment”. The prior periods have been recasted to reflect the change in reportable segments.

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

The following table shows operating results of coal operations for the years ended December 31, 2021 and 2020.

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020	Variance
Metallurgical
Tons sold (in thousands)	7,690	6,979	711
Coal sales per ton sold	$126.44	$74.17	$52.27
Cash cost per ton sold	$68.84	$61.13	$(7.71)
Cash margin per ton sold	$57.60	$13.04	$44.56
Adjusted EBITDA (in thousands)	$442,830	$91,322	$351,508
Thermal
Tons sold (in thousands)	65,280	55,722	9,558
Coal sales per ton sold	$13.95	$13.55	$0.40
Cash cost per ton sold	$11.35	$13.00	$1.65
Cash margin per ton sold	$2.60	$0.55	$2.05
Adjusted EBITDA (in thousands)	$175,709	$34,035	$141,674

This table reflects numbers reported under a basis that differs from U.S. GAAP. See the “Reconciliation of Non-GAAP measures” below for explanation and reconciliation of these amounts to the nearest GAAP figures. Other companies may calculate these per ton amounts differently, and our calculation may not be comparable to other similarly titled measures.

Metallurgical — Adjusted EBITDA for the year ended December 31, 2021 increased from the year ended December 31, 2020 due to increased pricing and increased volume. These benefits were partially offset by increased cash cost of sales per ton sold. The improvement in the current year over the prior year is largely due to the difference in trajectory of the COVID-19 pandemic during the respective periods in time. During 2021, increasing vaccine availability and generally decreasing restrictions led to accelerating economic growth, and increasing steel demand and pricing, improving prompt coking coal index prices. In contrast, during 2020, coking coal prices fell as large-scale industrial shutdowns were initiated in response to the emergence of COVID-19. Particularly, in the second half of 2021, surging coking coal demand, largely from Asia, and supply constrained by various disruptions, led to historically high pricing across all coking coal indices. The increase in cash cost per ton sold is primarily due to increased taxes and royalties that are based on a percentage of coal sales per ton sold, and the expected ramp up of production levels at our new Leer South longwall.

During the end of the third quarter of 2021, we completed our Leer South longwall development, and initiated longwall production in late August of 2021. The ramp up to planned production levels is ongoing, and productivity continued to increase over the course of the fourth quarter of 2021. We expect to achieve planned long-term productivity levels by the second quarter of 2022. The addition of this second longwall operation to our Metallurgical Segment is expected to significantly increase our future volumes and strengthen our low average segment cost structure relative to our peers.

Our Metallurgical segment sold 7.0 million tons of coking coal and 0.7 million tons of associated thermal coal in the year ended December 31, 2021, compared to 6.0 million tons of coking coal and 1.0 million tons of associated thermal coal in the year ended December 31, 2020. Longwall operations accounted for approximately 71% of our shipment volume in the year ended December 31, 2021, compared to approximately 60% of our shipment volume in the year ended December 31, 2020.

Thermal — Adjusted EBITDA for the year ended December 31, 2021 increased versus the year ended December 31, 2020, due to increased sales volume, increased coal sales per ton sold, and decreased cash cost per ton sold. The improvement in sales volume in the current year over the prior year is primarily due to increased domestic utility coal burn, resulting from higher natural gas pricing and improved economic growth. Sales volume also benefitted from increased thermal exports, which more than tripled over the prior year to approximately 2.2 million tons. The increase in coal sales per ton sold reflects higher realized prices at all of our thermal operations, and the reduction in cash cost per ton sold is driven by both the increase in sales volume and the increased percentage of volume from our lower cost Black Thunder operation. Our cash cost per ton sold benefited from our operational flexibility to take advantage of increasing demand, despite the substantial progress we have made in our efforts to align production levels with the secular decline in domestic thermal coal demand. Also, contributing to the decreases in cost is the inclusion of approximately 0.9 million tons sold from our former Viper operation in the year ended December 31, 2020. During 2021, we completed approximately $33.5 million of ARO work at our current Thermal Segment operations primarily in the Powder River Basin, compared to $6.8 million during 2020.

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

			Idle and
Year Ended December 31, 2021	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Revenues in the Consolidated Statements of Operations	$1,149,132	$1,057,481	$1,429	$2,208,042
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	(1,192)	28,656	—	27,464
Coal sales revenues from idled or otherwise disposed operations not included in segments	—	—	1,424	1,424
Transportation costs	177,917	118,270	5	296,192
Non-GAAP Segment coal sales revenues	$972,407	$910,555	$—	$1,882,962
Tons sold	7,690	65,280
Coal sales per ton sold	$126.44	$13.95

			Idle and
Year Ended December 31, 2020	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Revenues in the Consolidated Statements of Operations	$641,536	$801,632	$24,424	$1,467,592
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	(577)	(8,632)	—	(9,209)
Coal sales revenues from idled or otherwise disposed operations not included in segments	—	—	24,322	24,322
Transportation costs	124,494	55,477	102	180,073
Non-GAAP Segment coal sales revenues	$517,619	$754,787	$—	$1,272,406
Tons sold	6,979	55,722
Coal sales per ton sold	$74.17	$13.55

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

			Idle and
Year Ended December 31, 2021	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Cost of sales in the Consolidated Statements of Operations	$707,312	$859,070	$13,454	$1,579,836
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Transportation costs	177,917	118,270	5	296,192
Cost of coal sales from idled or otherwise disposed operations not included in segments	—	—	5,838	5,838
Other (operating overhead, certain actuarial, etc.)	—	—	7,611	7,611
Non-GAAP Segment cash cost of coal sales	$529,395	$740,800	$—	$1,270,195
Tons sold	7,690	65,280
Cash Cost Per Ton Sold	$68.84	$11.35

			Idle and
Year Ended December 31, 2020	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Cost of sales in the Consolidated Statements of Operations	$551,133	$778,267	$49,079	$1,378,479
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other income"	—	(1,788)	—	(1,788)
Transportation costs	124,494	55,477	102	180,073
Cost of coal sales from idled or otherwise disposed operations not included in segments	—	—	41,322	41,322
Other (operating overhead, certain actuarial, etc.)	—	—	7,655	7,655
Non-GAAP Segment cash cost of coal sales	$426,639	$724,578	$—	$1,151,217
Tons sold	6,979	55,722
Cash Cost Per Ton Sold	$61.13	$13.00

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

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020

Net income (loss)	$337,573	$(344,615)
Provision for (benefit from) income taxes	1,874	(7)
Interest expense, net	23,344	10,624
Depreciation, depletion and amortization	120,327	121,552
Accretion on asset retirement obligations	21,748	19,887
Costs related to proposed joint venture with Peabody Energy	—	16,087
Asset impairment and restructuring	—	221,380
Gain on property insurance recovery related to Mountain Laurel longwall	—	(23,518)
Loss (Gain) on divestitures	24,225	(1,505)
Preference Rights Lease Application settlement income	—	—
Non-service related pension and postretirement benefit costs	4,339	3,884
Reorganization items, net	—	(26)
Adjusted EBITDA	533,430	23,743
EBITDA from idled or otherwise disposed operations	2,469	15,858
Selling, general and administrative expenses	92,342	82,397
Other	(9,702)	3,359
Segment Adjusted EBITDA from coal operations	$618,539	$125,357

Other includes primarily income from our equity investments, certain changes in the fair value of coal derivatives and coal trading activities, certain changes in fair value of heating oil derivatives we use to manage our exposure to diesel fuel pricing, net EBITDA provided by our land company, and certain miscellaneous revenue.

For the year ended December 31, 2021, amounts included in Other increased Adjusted EBITDA by approximately $9.7 million versus decreasing Adjusted EBITDA approximately $3.4 million in the year ended December 31, 2020. The net increase in Adjusted EBITDA from Other was primarily related to favorable change in value of coal derivatives of approximately $7.7 million, and increased income from equity investments of approximately $7.1 million.

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

Given the volatile nature of coal markets, and the significant challenges and uncertainty surrounding the COVID-19 pandemic, we believe it remains important to take a prudent approach to managing our balance sheet and liquidity. Additionally, banks and other lenders have become increasingly unwilling to provide financing to coal producers, especially those with significant thermal coal exposure. Due to the nature of our business, we may be limited in accessing debt capital markets or obtaining additional bank financing, or the cost of accessing this financing could become more expensive.

With the completion of the Leer South development, our capital spending returned to maintenance levels in the fourth quarter of 2021, and we expect our capital spending to remain at maintenance levels for the foreseeable future. In light of the reduced capital requirements and current favorable pricing environment, we generated significant cash flows in the fourth quarter of 2021 and expect cash flows to remain strong in 2022. Our priority is to improve our financial position, through enhancing liquidity and reducing our debt and other liabilities. During the fourth quarter of 2021, our cash balance increased $129.9 million and we ended the year with cash of $339.7 million and total liquidity of $389.9 million. Also, during the fourth quarter, we made an initial deposit of $20.0 million into a fund to pay for future ARO costs at our legacy thermal operations, primarily in the Powder River Basin, and repurchased $5.0 million of our term loan at a slight discount. We believe our current liquidity level is sufficient to fund our business and meet both our short-term (next twelve months) and reasonably foreseeable long-term requirements and obligations, especially in light of reduced capital spending requirements. In 2022, we have continued to reduce debt by repaying an additional $271.3 million of our term loan throughout January and the first half of February. Additionally, during 2022, we plan to make contributions to the thermal ARO fund on a quarterly basis and expect total contributions could be at least $100.0 million if market conditions remain favorable.

On March 7, 2017, we entered into a senior secured term loan credit agreement in an aggregate principal amount of $300 million (the “Term Loan Debt Facility”) with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent and the other financial institutions from time to time party thereto. The Term Loan Debt Facility was issued at 99.50% of the face amount and will mature on March 7, 2024. The term loans provided under the Term Loan Debt Facility (the “Term Loans”) are subject to quarterly principal amortization payments in an amount equal to $0.8 million. Proceeds from the Term Loan Debt Facility were used to repay all outstanding obligations under our previously existing term loan credit agreement, dated as of October 5, 2016. The interest rate on the Term Loan is, at our option, either (i) the London interbank offered rate (“LIBOR”) plus an applicable margin of 2.75%, subject to a 1.00% LIBOR floor, or (ii) a base rate plus an applicable margin of 1.75%. For further information regarding the Term Loan Debt Facility, see Note 14, “Debt and Financing Arrangements” to the Consolidated Financial Statements.

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

On September 30, 2020, we extended and amended our existing trade accounts receivable securitization facility provided to Arch Receivable Company, LLC, a special-purpose entity that is a wholly owned subsidiary of Arch Resources (“Arch Receivable”) (the “Securitization Facility”), which supports the issuance of letters of credit and requests for cash advances. The amendment to the Securitization Facility reduced the facility size from $160 million to

$110 million and extended the maturity date to September 29, 2023. For further information regarding the Securitization Facility see Note 14, “Debt and Financing Arrangements” to the Consolidated Financial Statements.

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

On July 2, 2020, the West Virginia Economic Development Authority (the “Issuer”) issued $53.1 million aggregate principal amount of Solid Waste Disposal Facility Revenue Bonds (Arch Resources Project), Series 2020 (the “2020 Tax Exempt Bonds”) pursuant to an Indenture of Trust dated as of June 1, 2020 (the “Indenture of Trust”) between the Issuer and Citibank, N.A., as trustee (the “Trustee”). As a follow-on to our $53.1 million offering, on March 4, 2021, the Issuer issued an additional $45.0 million in Series 2021 Tax Exempt Bonds (the “2021 Tax Exempt Bonds” and together with the 2020 Tax Exempt Bonds, the “Tax Exempt Bonds”). The proceeds of the Tax Exempt Bonds were loaned to us as we made qualifying expenditures pursuant to a Loan Agreement dated as of June 1, 2020, as supplemented by a First Amendment to the Loan Agreement dated March 1, 2021 (collectively, the “Loan Agreement”), each between the Issuer and us. The Tax Exempt Bonds are payable solely from payments to be made by us under the Loan Agreement as evidenced by Notes from us to the Trustee. The proceeds of the Tax Exempt Bonds were used to finance certain costs of the acquisition, construction, reconstruction, and equipping of solid waste disposal facilities at our Leer South development, and for capitalized interest and certain costs related to the issuance of the Tax Exempt Bonds. As of December 31, 2021, we have utilized the total Tax Exempt Bond proceeds. For further information regarding the Tax Exempt Bonds, see Note 14, “Debt and Financing Arrangements” to the Consolidated Financial Statements.

In November, 2020, we issued $155.3 million in aggregate principal amount of 5.25% convertible senior notes due 2025 (“Convertible Notes” or “Convertible Debt”). The net proceeds from the issuance of the Convertible Notes, after deducting offering related costs of $5.1 million and the cost of a capped call transaction of $17.5 million, were approximately $132.7 million. The Convertible Notes bear interest at the annual rate of 5.25%, payable semiannually in arrears on May 15 and November 15 of each year, and will mature on November 15, 2025, unless earlier converted, redeemed or repurchased by us. For further information regarding the Convertible Debt, see Note 14, “Debt and Financing Arrangements” to the Consolidated Financial Statements.

During the fourth quarter of 2021, the common stock price condition of the Convertible Notes was satisfied, as the closing stock price exceeded 130% of the conversion price of approximately $37.208 for at least 20 trading days of the last 30 trading days prior to quarter end. As a result, the Convertible Notes are convertible at the election of the noteholders during the first quarter of 2022, and due to our stated intent to settle the principal value in cash, the liability portion of $121.6 million of the Convertible Notes is included in current maturities of debt on our Consolidated Balance Sheet at December 31, 2021. As of the date of this Annual Report on Form 10-K, we have not received any conversion requests for the Convertible Notes and do not anticipate receiving any conversion requests, as the market value of the Convertible Notes exceeds the conversion value of the Convertible Notes. As of December 31, 2021, the if-converted value of the Convertible Notes exceeded the principal amount by $225.3 million. For further information regarding the Convertible Notes and the capped call transactions, see Note 14, “Debt and Financing Arrangements” to the Consolidated Financial Statements.

On April 27, 2017, our Board of Directors authorized a capital return program consisting of a share repurchase program and a quarterly cash dividend. The share repurchase plan has a total authorization of $1.05 billion of which we have used $827.4 million. During the year ended December 31, 2021, we did not repurchase any shares of our stock. On April 23, 2020, we announced the suspension of our quarterly dividend due to the significant economic uncertainty surrounding the COVID-19 pandemic and the steps being taken to control the virus. On October 26, 2021, as a result of improved liquidity, we announced the initiation of a $0.25 per share quarterly dividend. Through the addition of Leer South, we believe we have significantly increased our future cash-generating capabilities and as a result we plan to launch an adjusted and more comprehensive capital return program in the second quarter of 2022. We plan to return to stockholders approximately 50% of the prior quarter’s discretionary cash flow via a variable rate quarterly cash dividend that will complement our existing fixed rate cash dividend of $0.25 per share, and to use the remaining 50% of our discretionary cash flow for potential share buybacks, special dividends, the repurchase of potentially dilutive securities, and capital preservation. All of these potential uses of capital are subject to board approval and declaration. Any shares acquired would be in the open market or through private transactions in accordance with Securities and Exchange Commission requirements.

On December 31, 2021, we had total liquidity of approximately $389.9 million including $339.7 million in unrestricted cash and equivalents, and short-term investments in debt securities, with the remainder provided by availability under our credit facilities, and funds withdrawable from brokerage accounts. The table below summarizes our availability under our credit facilities as of December 31, 2021:

			Letters of
		Borrowing	Credit		Contractual
	Face Amount	Base	Outstanding	Availability	Expiration
	(Dollars in thousands)
Securitization Facility	$110,000	$110,000	$67,483	$42,517	September 29, 2023
Inventory Facility	50,000	34,111	27,712	6,399	September 29, 2023
Total	$160,000	$144,111	$95,195	$48,916

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

Contractual Obligations

The table below summarizes our contractual obligations as of December 31, 2021:

	Payments Due by Period
	2022	2023-2024	2025-2026	after 2026	Total

	(Dollars in thousands)
Long-term debt, including related interest	$133,624	$279,017	$267,075	$—	$679,716
Leases	4,599	8,976	8,376	1,533	23,484
Coal lease rights	3,248	6,082	5,037	37,009	51,376
Coal purchase obligations	3,336	—	—	—	3,336
Unconditional purchase obligations	129,351	—	—	—	129,351
Total contractual obligations	$274,158	$294,075	$280,488	$38,542	$887,263

The related interest on long-term debt was calculated using rates in effect at December 31, 2021, for the remaining term of outstanding borrowings. In 2022, we have continued to reduce debt by repaying an additional $271.3 million of our term loan throughout January and the first half of February.

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

The table above excludes our asset retirement obligations. Our consolidated balance sheet reflects a liability of $214.5 million including amounts classified as a current liability for asset retirement obligations that arise from SMCRA and similar state statutes, which require that mine property be restored in accordance with specified standards and an approved reclamation plan. Asset retirement obligations are recorded at fair value when incurred and accretion expense is recognized through the expected date of settlement. Determining the fair value of asset retirement obligations involves a number of estimates, as discussed in the section entitled “Critical Accounting Estimates” below, including the timing of payments to satisfy the obligations. The timing of payments to satisfy asset retirement obligations is based on numerous factors, including mine closure dates. Please see Note 16, “Asset Retirement Obligations” to our Consolidated Financial Statements for further information about our asset retirement obligations.

The table above also excludes certain other obligations reflected in our consolidated balance sheet, including estimated funding for pension and postretirement benefit plans and worker’s compensation obligations. The timing of contributions to our pension plans varies based on a number of factors, including changes in the fair value of plan assets and actuarial assumptions. Please see the section entitled “Critical Accounting Estimates” below for more information about these assumptions. We expect to make no contributions to our pension plans in 2022.

Please see Note 20, “Workers’ Compensation Expense”, and Note 21, “Employee Benefit Plans” to our Consolidated Financial Statements for more information about the amounts we have recorded for workers’ compensation and pension and postretirement benefit obligations, respectively.

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

We use a combination of surety bonds and letters of credit to secure our financial obligations for reclamation, workers’ compensation, coal lease obligations and other obligations as follows as of December 31, 2021:

			Workers’
	Reclamation	Lease	Compensation
	Obligations	Obligations	Obligations	Other	Total

	(Dollars in thousands)
Surety bonds	$500,486	$26,013	$50,028	$7,530	$584,057
Letters of credit	20,000	—	65,683	1,354	87,037

Cash Flow

The following is a summary of cash provided by or used in each of the indicated types of activities during the year ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
(In thousands)
Cash provided by (used in):
Operating activities	$238,284	$61,106
Investing activities	(141,215)	(226,009)
Financing activities	35,781	205,328

Cash provided by operating activities increased in the year ended December 31, 2021 versus the year ended December 31, 2020 mainly due to the improvement in results from operations discussed in the “Overview” and “Operational Performance” sections above, partially offset by a greater increase in working capital requirements of approximately $207 million, primarily in receivables; receipt of an approximately $38 million income tax refund in the prior year period; an increase in reclamation work completed of approximately $25 million; and the establishment and funding of a fund for asset retirement obligations of approximately $20 million in the current year period.

Cash used in investing activities decreased in the year ended December 31, 2021 versus the year ended December 31, 2020 primarily due to an approximately $49 million increase in net proceeds from short term investments; decreased capital expenditures of approximately $40 million, as the Leer South mine completed development; and an approximately $20 million increase from proceeds of disposals and divestitures, mainly proceeds from the divestiture of Knight Hawk Holdings; which were partially offset by an approximately $24 million in property insurance proceeds on our Mountain Laurel longwall claim in the prior year period.

Cash provided by financing activities decreased in the year ended December 31, 2021 versus the year ended December 31, 2020 primarily due to the net proceeds of approximately $138 million from issuance of the Convertible Notes in the prior year period; a net decrease in proceeds from Equipment Financing transactions of approximately $34 million; and a net decrease in proceeds from the issuance of our Tax Exempt Bonds of approximately $8 million; which were partially offset by a decrease in debt financing costs of approximately $8 million; and a decrease in dividends paid of approximately $4 million.

Critical Accounting Estimates

We prepare our financial statements in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Management bases our estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Additionally, these estimates and judgments are discussed with our audit committee on a periodic basis. Actual results may differ from the estimates used under different assumptions or conditions. We have provided a description of all significant accounting policies in the notes to our Consolidated Financial Statements. We believe that of these significant accounting policies, the following may involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations:

Derivative Financial Instruments

We utilize derivative instruments to manage exposures to commodity prices and interest rate risk on long-term debt. Additionally, we may hold certain coal derivative instruments for trading purposes. Derivative financial instruments are recognized in the balance sheet at fair value. Certain coal contracts may meet the definition of a derivative instrument, but because they provide for the physical purchase or sale of coal in quantities expected to be used or sold by us over a reasonable period in the normal course of business, they are not recognized on the balance sheet and changes in the fair value of the derivative instrument are recorded in the consolidated statements of operations.

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

During the year ended December, 31, 2020, we determined that we had indicators of impairment related to three of our thermal operations, Coal Creek, West Elk, and Viper, as well as, our equity investment in Knight Hawk Holdings, LLC. Our analyses of future expected cash flows from these assets indicated full impairment of our listed thermal operations and partial impairment of our equity investment in Knight Hawk Holdings, LLC. As of December 31, 2021, there were no indicators of impairment identified.

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

Accretion expense is recognized on the obligation through the expected settlement date. On at least an annual basis, we review our entire reclamation liability and make necessary adjustments for permit changes as granted by state authorities, changes in the timing and extent of reclamation activities, and revisions to cost estimates and productivity assumptions, to reflect current experience. Any difference between the recorded amount of the liability and the actual cost of reclamation will be recognized as a gain or loss when the obligation is settled. We expect our actual cost to reclaim our properties will be less than the expected cash flows used to determine the asset retirement obligation. At December 31, 2021, our balance sheet reflected asset retirement obligation liabilities of $214.5 million, including amounts classified as a current liability. As of December 31, 2021, we estimate the aggregate uninflated and undiscounted cost of final mine closures to be approximately $346.0 million.

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

The calculation of our net periodic benefit costs (pension expense) and benefit obligation (pension liability) associated with our defined benefit pension plan requires the use of a number of assumptions. These assumptions are summarized in Note 21, “Employee Benefit Plans”, to the Consolidated Financial Statements. Changes in these assumptions can result in different pension expense and liability amounts, and actual experience can differ from the assumptions.

● The expected long-term rate of return on plan assets is an assumption reflecting the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. We establish the expected long-term rate of return at the beginning of each fiscal year based upon historical returns and projected returns on the underlying mix of invested assets. The pension plan’s investment targets are 15% equity and 85% fixed income securities. Investments are rebalanced on a periodic basis to approximate these targeted guidelines. The long-term rate of return assumptions are less than the plan’s actual life-to-date returns.

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

Income Taxes

We provide for deferred income taxes for temporary differences arising from differences between the financial statement and tax basis of assets and liabilities existing at each balance sheet date using enacted tax rates expected to be in effect when the related taxes are expected to be paid or recovered. We initially recognize the effects of a tax position when it is more than 50% likely, based on the technical merits, that that position will be sustained upon examination, including resolution of the related appeals or litigation processes, if any. Our determination of whether or not a tax position has met the recognition threshold considers the facts, circumstances, and information available at the reporting date.

On the basis of this evaluation, a full valuation allowance has been in place against the Company’s net deferred tax assets since 2015. Through December 31, 2018, the Company was in a cumulative loss position. Since 2019, the Company has been in a cumulative income position, however, the Company has fluctuated between income and loss for individual years and quarters within each cumulative three-year period.

We utilize three years of pre-tax income or loss to measure of our cumulative results in recent years. A valuation allowance is difficult to avoid when a company is in a cumulative loss position, as it constitutes significant negative evidence with regards to future taxable income. However, a cumulative loss is not solely determinative of the need for a valuation allowance. The Company considers all other positive and negative evidence available as part of its assessment of the need for a valuation allowance, including but not limited to future taxable income, available tax planning strategies and the reversal of temporary differences.

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

Our commitments for 2022 are as follows:

	2022
	Tons	$per ton
Metallurgical	(in millions)
Committed, North America Priced Coking	0.3	$201.56
Committed, North America Unpriced Coking	0.2
Committed, Seaborne Priced Coking	0.4	134.17
Committed, Seaborne Unpriced Coking	3.0

Committed, Priced Thermal	0.3	24.85
Committed, Unpriced Thermal	0.1

Thermal
Committed, Priced	75.4	$17.17
Committed, Unpriced	3.4

We have exposure to price risk for supplies that are used directly or indirectly in the normal course of production, such as diesel fuel, steel, explosives and other items. We manage our risk for these items through strategic sourcing contracts in normal quantities with our suppliers. We may sell or purchase forward contracts, swaps and options in the over-the-counter market in order to manage our exposure to price risk related to these items.

We are exposed to price risk with respect to diesel fuel purchased for use in our operations. We anticipate purchasing approximately 40 to 45 million gallons of diesel fuel for use in our operations during 2022. To protect the our cash flows from increases in the price of diesel fuel, we purchased heating oil call options. At December 31, 2021, we had protected the price of expected diesel fuel purchases for 2022 with approximately 8 million gallons of heating oil call options with an average strike price of $2.38 per gallon. These positions are not designated as hedges for accounting purposes, and therefore, changes in the fair value are recorded immediately to earnings.

We are exposed to market risk associated with interest rates due to our existing level of indebtedness. At December 31, 2021, of our $605.1 million principal amount of debt outstanding, approximately $280.9 million of outstanding borrowings have interest rates that fluctuate based on changes in the market rates. An increase in the interest rates related to these borrowings of 25 basis points would not result in a material annualized increase in interest expense based on interest rates in effect at December 31, 2021, because we have fixed a portion of the LIBOR portion of the interest rate on our term loan using interest rate swaps. As of December 31, 2021, the LIBOR rate was well below the 1% floor established in our term loan agreement. See Note 14, “Debt and Financing Arrangements” to the Consolidated Financial Statements for additional information on the interest rate swaps.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Consolidated Financial Statements and consolidated financial statement schedule of Arch Resources, Inc. and subsidiaries are included in this Annual Report on Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date. There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We incorporate by reference the opinion of independent registered public accounting firm and management’s report on internal control over financial reporting included within the Financial Statement section of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.ER INFORMATION.

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Except for the disclosures contained in Part I of this report under the caption “Information about our Executive Officers,” the information required under this item is incorporated herein by reference to “Director Biographies,” “Corporate Governance Practices” and, if applicable, “Delinquent Section 16(a) Reports” in our Proxy Statement for the 2022 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.

The information required under this item is incorporated herein by reference to “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Personnel and Compensation Committee Report” in our Proxy Statement for the 2022 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required under this item is incorporated herein by reference to “Equity Compensation Plan Information,” “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in our Proxy Statement for the 2022 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required under this item is incorporated herein by reference to ‘Certain Relationships and Related Transactions” and “Director Independence” in our Proxy Statement for the 2022 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required under this item is incorporated herein by reference to “Fees Paid to Auditors” in our Proxy Statement for the 2022 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

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

ITEM 16. FORM 10-K SUMMARY.

None.

Exhibits to be included in 10-K

Description
2.1

Debtors’ Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 2.1 of Arch Resources’ Current Report on Form 8-K filed on September 15, 2016).

2.2

Order Confirming Debtors’ Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code on September 13, 2016 (incorporated by reference to Exhibit 2.2 of Arch Resources’ Current Report on Form 8-K filed on September 15, 2016).

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
4.4

Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.4 of Arch Resources’s Annual Report on Form 10-K for the year ended 2019).

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

10.8

Fourth Amendment to Credit Agreement dated May 27, 2021, by and among Arch Resources, Inc. and certain of its subsidiaries, as borrowers, the lenders from time to time party thereto and Regions Bank, in its capacities as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.08 of Arch Resources’s Quarterly Report on Form 10-Q for the period ended June 30, 2021).

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

10.15

Sixth Amendment to Third Amended and Restated Receivables Purchase Agreement dated as of October 8, 2021 among Arch Receivable Company, LLC, as seller, Arch Coal Sales Company, Inc., as servicer, PNC Bank, National Association as administrator and issuer of letters of credit thereunder and the other parties party thereto, as securitization purchasers (incorporated by reference to Exhibit 10.15 of Arch Resources Quaterly Report on Form 10-Q for the period ended September 30, 2021).

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

10.22

Sixth Amendment to Second Amended and Restated Purchase and Sale Agreement dated

December 31, 2020, among Arch Resources, Inc. and certain subsidiaries of Arch Resources, Inc., as originators (incorporated by reference to Exhibit 10.19 of Arch Resources’s Annual Report on Form 10K for the year ended December 31, 2020).

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

10.36*

Letter Agreement dated October 25, 2021 by and between Arch Resources, Inc. and John W. Eaves (incorporated by reference to Exhibit 10.36 of Arch Resources’s Quarterly Report on Form 10-Q for the period ended September 30, 2021).

10.37*

Form of Employment Agreement for Executive Officers of Arch Resources, Inc. (incorporated by reference to Exhibit 10.4 to Arch Resources’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.38*	Arch Resources, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.26 to Arch Resources’s Annual Report on Form 10-K for the year ended December 31, 2014).
10.39*	Arch Resources, Inc. Outside Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 of Arch Resources’s Current Report on Form 8-K filed on December 12, 2008).
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

10.47	Form of Confirmation of Base Capped Call Transaction (incorporated by reference to Exhibit 10.1 of Arch Resources’s Current Report on Form 8-K filed on November 4, 2020).
21.1	Subsidiaries of the registrant.
23.1	Consent of Ernst & Young LLP.
23.2	Consent of Weir International, Inc.
23.3	Consent of Marshall Miller & Associates, Inc.
24.1	Power of Attorney.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Paul A. Lang.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Matthew C. Giljum.
32.1**	Section 1350 Certification of Paul A. Lang.

32.2**	Section 1350 Certification of Matthew C. Giljum.
95	Mine Safety Disclosure Exhibit.
96.1	Technical Report Summary for Leer Mine – S-K 1300 Report.
96.2	Technical Report Summary for Leer South Mine – S-K 1300 Report.
96.3	Technical Report Summary for Black Thunder Mine – S-K 1300 Report.
101

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL: (1) Consolidated Statements of Operations, (2) Consolidated Statements of Comprehensive Income (Loss), (3) Consolidated Balance Sheets, (4) Consolidated Statements of Cash Flows, (5) Consolidated Statements of Stockholders’ Equity and (6) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

Arch Resources, Inc.
/s/ Paul A. Lang
Paul A. Lang
Chief Executive Officer, Director
February 16, 2022

	Signatures	Capacity	Date

	/s/ Paul A. Lang	Chief Executive Officer, Director
	Paul A. Lang	(Principal Executive Officer)	February 16, 2022

	/s/ Matthew C. Giljum	Senior Vice President and Chief Financial Officer
	Matthew C. Giljum	(Principal Financial Officer)	February 16, 2022

	/s/ John W. Lorson	Vice President and Chief Accounting Officer
	John W. Lorson	(Principal Accounting Officer)	February 16, 2022

*
	John W. Eaves	Executive Chairman	February 16, 2022

*
	James N. Chapman	Director	February 16, 2022

*
	Patrick J. Bartels, Jr.	Director	February 16, 2022

*
	Patrick A. Kriegshauser	Director	February 16, 2022

*
	Richard A. Navarre	Director	February 16, 2022

*
	Holly Keller Koeppel	Director	February 16, 2022

*
	Molly P. Zhang	Director	February 16, 2022

*By	/s/ Rosemary L. Klein
Rosemary L. Klein,
Attorney-in-Fact

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Arch Resources, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Arch Resources, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 16, 2022, expressed an unqualified opinion thereon.

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

Asset Retirement Obligation (ARO) Liability

Description of Critical Audit Matter

At December 31, 2021, the Company’s asset retirement obligations totaled $214.5 million. As discussed in Note 2 and Note 16 of the consolidated financial statements, the Company’s obligations associated with the retirement of long-lived assets are recognized at fair value at the time the obligations are incurred. Upon initial recognition of a liability, a corresponding amount is capitalized as part of the carrying value of the related long-lived asset. The Company reviews its asset retirement obligations at least annually and makes necessary adjustments for permit changes as granted by state authorities and for revisions of estimates of the timing and extent of reclamation activities and cost estimates.

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

February 16, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Arch Resources, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Arch Resources, Inc. and subsidiaries internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Arch Resources, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15, and our report dated, February 16, 2022 expressed an unqualified opinion thereon.

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

February 16, 2022

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

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2021 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that the Company’s internal control over financial reporting is effective as of December 31, 2021.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit opinion on the Company’s internal control over financial reporting as of December 31, 2021.

Arch Resources, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2021	2020	2019

Revenues	$2,208,042	$1,467,592	$2,294,352
Costs, expenses and other operating
Cost of sales (exclusive of items shown separately below)	1,579,836	1,378,479	1,873,017
Depreciation, depletion and amortization	120,327	121,552	111,621
Accretion on asset retirement obligations	21,748	19,887	20,548
Change in fair value of coal derivatives and coal trading activities, net	(2,392)	5,219	(18,601)
Selling, general and administrative expenses	92,342	82,397	95,781
Costs related to proposed joint venture with Peabody Energy	—	16,087	13,816
Asset impairment and restructuring	—	221,380	—
Gain on property insurance recovery related to Mountain Laurel longwall	—	(23,518)	—
Loss (Gain) on divestitures	24,225	(1,505)	13,312
Preference Rights Lease Application settlement income	—	—	(39,000)
Other operating expense (income), net	4,826	(22,246)	(19,012)
	1,840,912	1,797,732	2,051,482

Income (loss) from operations	367,130	(330,140)	242,870

Interest expense, net
Interest expense	(23,972)	(14,432)	(16,485)
Interest and investment income	628	3,808	9,691
	(23,344)	(10,624)	(6,794)

Income (loss) before nonoperating expenses	343,786	(340,764)	236,076

Nonoperating (expenses) income
Non-service related pension and postretirement benefit costs	(4,339)	(3,884)	(2,053)
Reorganization items, net	—	26	24
	(4,339)	(3,858)	(2,029)

Income (loss) before income taxes	339,447	(344,622)	234,047
Provision for (benefit from) income taxes	1,874	(7)	248
Net income (loss)	$337,573	$(344,615)	$233,799

Net income (loss) per common share
Basic earnings (loss) per share	$22.04	$(22.74)	$14.42
Diluted earnings (loss) per share	$19.20	$(22.74)	$13.52

Weighted average shares outstanding
Basic weighted average shares outstanding	15,318	15,153	16,218
Diluted weighted average shares outstanding	17,579	15,153	17,298

The accompanying notes are an integral part of the consolidated financial statements.

Arch Resources, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2021	2020	2019

Net income (loss)	$337,573	$(344,615)	$233,799

Derivative instruments
Comprehensive income (loss) before tax	2,128	(1,328)	(5,892)
Income tax benefit (provision)	—	—	—
	2,128	(1,328)	(5,892)
Pension, postretirement and other post-employment benefits
Comprehensive income (loss) before tax	47,562	(39,732)	(32,038)
Income tax benefit (provision)	—	—	—
	47,562	(39,732)	(32,038)
Available-for-sale securities
Comprehensive income (loss) before tax	169	(330)	323
Income tax benefit (provision)	—	—	—
	169	(330)	323

Total other comprehensive income (loss)	49,859	(41,390)	(37,607)
Total comprehensive income (loss)	$387,432	$(386,005)	$196,192

The accompanying notes are an integral part of the consolidated financial statements.

Arch Resources, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$325,194	$187,492
Short-term investments	14,463	96,765
Restricted cash	1,101	5,953
Trade accounts receivable (net of $0 allowance at December 31, 2021 and December 31, 2020)	324,304	110,869
Other receivables	8,271	3,053
Inventories	156,734	126,008
Other current assets	52,804	58,000
Total current assets	882,871	588,140

Property, plant and equipment
Coal lands and mineral rights	406,822	406,095
Plant and equipment	844,107	734,194
Deferred mine development	402,470	288,693
	1,653,399	1,428,982
Less accumulated depreciation, depletion and amortization	(533,356)	(421,679)
Property, plant and equipment, net	1,120,043	1,007,303
Other assets
Equity investments	15,403	71,783
Fund for asset retirement obligations	20,000	—
Other noncurrent assets	78,843	55,246
Total other assets	114,246	127,029
Total assets	$2,117,160	$1,722,472

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$131,986	$103,743
Accrued expenses and other current liabilities	167,304	155,256
Current maturities of debt	223,050	31,097
Total current liabilities	522,340	290,096
Long-term debt	337,623	477,215
Asset retirement obligations	192,672	230,732
Accrued pension benefits	1,300	2,879
Accrued postretirement benefits other than pension	73,565	94,388
Accrued workers’ compensation	224,105	244,695
Other noncurrent liabilities	81,689	98,906
Total liabilities	1,433,294	1,438,911
Stockholders' equity
Common stock, $0.01 par value, authorized 300,000 shares, issued 25,481 and 25,323 shares at December 31, 2021 and December 31, 2020, respectively	255	253
Paid-in capital	784,356	767,484
Retained earnings	712,478	378,906
Treasury stock, 10,088 shares at December 31, 2021 and December 31, 2020, respectively, at cost	(827,381)	(827,381)
Accumulated other comprehensive income (loss)	14,158	(35,701)
Total stockholders’ equity	683,866	283,561
Total liabilities and stockholders’ equity	$2,117,160	$1,722,472

The accompanying notes are an integral part of the consolidated financial statements.

Arch Resources, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2021	2020	2019

Operating activities
Net income (loss)	$337,573	$(344,615)	$233,799
Adjustments to reconcile to cash from operating activities:
Depreciation, depletion and amortization	120,327	121,552	111,621
Accretion on asset retirement obligations	21,748	19,887	20,548
Deferred income taxes	8	14,430	13,501
Employee stock-based compensation expense	20,539	17,435	21,989
Amortization relating to financing activities	6,549	5,599	3,691
Gain on property insurance recovery related to Mountain Laurel longwall	—	(23,518)	—
Loss (Gain) on disposals and divestitures, net	23,276	(3,727)	8,304
Reclamation work completed	(39,047)	(14,357)	(8,832)
Contribution to fund asset retirement obligations	(20,000)	—	—
Non-cash asset impairment and restructuring	—	198,007	—
Preference Rights Lease Application settlement income	—	—	(39,000)
Changes in:
Receivables	(212,950)	63,657	30,713
Inventories	(30,726)	(9,126)	(15,251)
Accounts payable, accrued expenses and other current liabilities	45,547	(46,066)	(28,222)
Income taxes, net	1,820	22,859	38,152
Coal derivative assets and liabilities, including margin account	(3,553)	(1,045)	10,117
Asset retirement obligations	(13,697)	(1,787)	(2,623)
Pension, postretirement and other postemployment benefits	4,571	588	(209)
Other	(23,701)	41,333	21,416
Cash provided by operating activities	238,284	61,106	419,714
Investing activities
Capital expenditures	(245,440)	(285,821)	(266,356)
Minimum royalty payments	(1,186)	(1,248)	(1,249)
Proceeds from disposals and divestitures	21,228	1,007	6,135
Purchases of short-term investments	—	(120,624)	(205,216)
Proceeds from sales of short-term investments	87,486	158,708	233,074
Investments in and advances to affiliates, net	(3,303)	(1,549)	(5,499)
Proceeds from property insurance recovery related to Mountain Laurel longwall	—	23,518	—
Cash used in investing activities	(141,215)	(226,009)	(239,111)
Financing activities
Payments on term loan	(7,895)	(3,000)	(3,000)
Proceeds from equipment financing	19,438	53,611	—
Proceeds from tax exempt bonds	44,985	53,090	—
Proceeds from convertible debt	—	155,250	—
Purchase of capped call related to convertible debt	—	(17,543)	—
Net payments on other debt	(11,195)	(15,922)	(5,373)
Debt financing costs	(2,057)	(9,718)	—
Dividends paid	(3,830)	(8,245)	(30,220)
Purchases of treasury stock	—	—	(244,998)
Payments for taxes related to net share settlement of equity awards	(4,840)	(2,195)	(8,961)
Proceeds from warrants exercised	1,175	—	—
Other	—	—	32
Cash provided by (used in) financing activities	35,781	205,328	(292,520)
Increase (decrease) in cash and cash equivalents, including restricted cash	132,850	40,425	(111,917)
Cash and cash equivalents, including restricted cash, beginning of period	$193,445	$153,020	264,937
Cash and cash equivalents, including restricted cash, end of period	$326,295	$193,445	$153,020
Cash and cash equivalents, including restricted cash, end of period
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$31,568	$19,602	$16,627
Restricted Cash	1,101	5,953	—
Cash refunded during the period for income taxes, net	$—	$37,535	$52,272

The accompanying notes are an integral part of the consolidated financial statements.

Arch Resources, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Three Years Ended December 31, 2021

			Treasury	Retained Earnings	Accumulated Other
	Common	Paid-In	Stock, at	Accumulated	Comprehensive
	Stock	Capital	Cost	Income	Income (Loss)	Total

	(In thousands, except per share data)
BALANCE AT DECEMBER 31, 2018	$250	$717,492	$(583,883)	$527,666	$43,296	$704,821
Dividends on common shares	—	—	—	(30,040)	—	(30,040)
Employee stock-based compensation	—	21,989	—	—	—	21,989
Issuance of 172,720 shares of common stock under long-term incentive plan	2	—	—	—	—	2
Common stock withheld related to net share settlement of equity awards	—	(8,962)	—	—	—	(8,962)
Warrants exercised	—	32	—	—	—	32
Purchase of 2,872,548 shares of common stock under share repurchase program	—	—	(243,498)	—	—	(243,498)
Total comprehensive income	—	—	—	233,799	$(37,607)	196,192
BALANCE AT DECEMBER 31, 2019	$252	$730,551	$(827,381)	$731,425	$5,689	$640,536
Dividends on common shares	—	—	—	(7,904)	—	(7,904)
Employee stock-based compensation	—	17,435	—	—	—	17,435
Issuance of Convertible Debt, net of fees	—	39,237	—	—	—	39,237
Purchase of capped call related to convertible debt	—	(17,543)	—	—	—	(17,543)
Common stock withheld related to net share settlement of equity awards	1	(2,196)	—	—	—	(2,195)
Total comprehensive income (loss)	—	—	—	(344,615)	$(41,390)	(386,005)
BALANCE AT DECEMBER 31, 2020	$253	$767,484	$(827,381)	$378,906	$(35,701)	$283,561
Dividends on common shares	—	—	—	(4,001)	—	(4,001)
Issuance of 157,609 shares of common stock under long-term incentive plan	2	—	—	—	—	2
Employee stock-based compensation	—	20,539	—	—	—	20,539
Common stock withheld related to net share settlement of equity awards	—	(4,842)	—	—	—	(4,842)
Warrants exercised	—	1,175	—	—	—	1,175
Total comprehensive income	—	—	—	337,573	$49,859	387,432

BALANCE AT DECEMBER 31, 2021	$255	$784,356	$(827,381)	$712,478	$14,158	$683,866

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

Restricted Cash

Amounts included in restricted cash represent required deposits for a performance bid bond for a potential customer for $1.1 million as of December 31, 2021. Amounts of $6.0 million included in restricted cash held in trust related to the Tax Exempt Bonds as of December 31, 2020.

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

Investments and Membership Interests in Joint Ventures

Investments and membership interests in joint ventures are accounted for under the equity method of accounting if the Company has the ability to exercise significant influence, but not control, over the entity. The Company’s share of the entity’s income or loss is reflected in “Other operating loss (income), net” in the Consolidated Statements of Operations. Information about investment activity is provided in Note 11 to the Consolidated Financial Statements, “Equity Method Investments and Membership Interests in Joint Ventures.”

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

Property, Plant and Equipment

Plant and Equipment

Plant and equipment were recorded at fair value at emergence during fresh start accounting; subsequent purchases of property, plant and equipment have been recorded at cost. Interest costs incurred during the construction period for major asset additions are capitalized. The Company capitalized $18.6 million and $11.9 million of interest costs during years ended December 31, 2021 and 2020, respectively. Expenditures that extend the useful lives of existing plant and equipment or increase the productivity of the asset are capitalized. The cost of maintenance and repairs that do not extend the useful life or increase the productivity of the asset is expensed as incurred.

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

Deferred Mine Development

Costs of developing new mines or significantly expanding the capacity of existing mines are capitalized and amortized using the units-of-production method over the estimated recoverable reserves that are associated with the property being benefited. Costs may include construction permits and licenses; mine design; construction of access roads, shafts, slopes and main entries; and removing overburden to access reserves in a new pit. Additionally, deferred mine development includes the asset cost associated with asset retirement obligations. Coal sales revenue related to incidental production during the development phase is recorded as coal sales revenue with an offset to cost of coal sales based on the estimated cost per ton sold for the mine when the asset is in place for its intended use.

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

The net book value of the Company’s coal interests was $259.8 million and $290.3 million at December 31, 2021 and 2020, respectively. Payments to acquire royalty lease agreements and lease bonus payments are capitalized as a cost of the underlying mineral reserves and depleted over the life of proven and probable reserves. Coal lease rights are depleted using the units-of-production method, and the rights are assumed to have no residual value.

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

Deferred Financing Costs

The Company capitalizes costs incurred in connection with new borrowings, the establishment or enhancement of credit facilities and the issuance of debt securities. These costs are amortized as an adjustment to interest expense over the life of the borrowing or term of the credit facility using the effective interest method. Debt issuance costs related to a recognized liability are presented in the balance sheet as a direct reduction from the carrying amount of that liability whereas debt issuance costs related to a credit facility with no balance outstanding are shown as an asset. The unamortized balance of deferred financing costs shown as an asset was $1.2 million at December 31, 2021, with $0.7 million classified as current; the unamortized balance of deferred financing costs shown as an asset at December 31, 2020 was $1.9 million with $0.7 million classified as current. The current amounts are classified within “Other current assets” and the noncurrent amounts are classified within “Other noncurrent assets.” For information on the unamortized balance of deferred financing fees related to outstanding debt, see Note 14 to the Consolidated Financial Statements, “Debt and Financing Arrangements.”

Revenue Recognition

Revenues include sales to customers of coal produced at Company operations and coal purchased from third parties. The Company recognizes revenue at the time risk of loss passes to the customer at contracted amounts. Transportation costs are included in cost of sales and amounts billed by the Company to its customers for transportation are included in revenues. Control of the goods may transfer and revenue may be recognized before, during or subsequent to the period in which final average pricing is determined. For all metallurgical coal sales under average pricing contracts where pricing is not finalized when revenue is recognized, revenue is recorded based on estimated consideration to be received at the date of the sale with reference to metallurgical coal price assessments. The Company generally retains title to these products until we receive the first contracted payment, which is typically received shortly after loading, solely to manage the credit risk of the amounts due to the Company. This retention of title does not preclude the customer from obtaining control of the product.

Other Operating Loss (Income), net

Other operating loss (income), net in the accompanying Consolidated Statements of Operations reflects income and expense from sources other than physical coal sales, including: contract settlements; royalties earned from properties leased to third parties; income from equity investments (Note 11, “Equity Method Investments and Membership Interests in Joint Ventures”); non-material gains and losses from divestitures and dispositions of assets; and realized gains and losses on derivatives that do not qualify for hedge accounting and are not held for trading purposes (Note 12, “Derivatives”); and land management expenses.

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

Benefits from tax positions that are uncertain are not recognized unless the Company concludes that it is more likely than not that the position would be sustained in a dispute with taxing authorities, should the dispute be taken to the court of last resort. The Company would measure any such benefit at the largest amount of benefit that is greater than 50% likely of being realized upon settlement with taxing authorities.

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

Recently Adopted Accounting Guidance Not Yet Effective

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity's Own Equity.  ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. For convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract.  ASU 2020-06 also removes certain conditions that should be considered in the derivatives scope exception evaluation under Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and clarify the scope and certain requirements under Subtopic 815-40.  In addition, ASU 2020-06 improves the guidance related to the disclosures and earnings-per-share (EPS) for convertible instruments and contract in entity’s own equity.  ASU 2020-06 is effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Upon adoption using the modified retrospective approach in the first quarter of 2022, the Company will no longer have a separate liability and equity component for the Convertible Debt. The total Convertible Debt of $155.3 million will be classified as debt on the Company’s Consolidated Financial Statements. Additionally, this guidance will decrease interest expense and will require the application of the “if-converted” method to calculate the impact of convertible instruments on diluted earnings per share.

3. Accumulated Other Comprehensive Income (Loss)

The following items are included in accumulated other comprehensive income:

		Pension,
		Postretirement		Accumulated
		and Other Post-		Other
	Derivative	Employment	Available-for-	Comprehensive
	Instruments	Benefits	Sale Securities	Income (loss)

	(In thousands)
January 1, 2020	$(2,564)	$8,273	$(20)	$5,689
Unrealized gains (losses)	(3,076)	(38,533)	(66)	(41,675)
Amounts reclassified from accumulated other comprehensive income (loss)	1,749	(1,199)	(265)	285
Balance at December 31, 2020	$(3,891)	$(31,459)	$(351)	$(35,701)
Unrealized gains (losses)	200	47,159	191	47,550
Amounts reclassified from accumulated other comprehensive income (loss)	1,928	403	(22)	2,309
Balances at December 31, 2021	$(1,763)	$16,103	$(182)	$14,158

The following amounts were reclassified out of accumulated other comprehensive income (loss) during the respective periods:

	December 31,	December 31,	Line Item in the Consolidated
Details About AOCI Components	2021	2020	Statements of Operations

Coal hedges	$—	$392	Revenues
Interest rate hedges	(1,928)	(2,141)	Interest expense
	—	—	Provision for (benefit from) income taxes
	$(1,928)	$(1,749)	Net of tax

Pension, postretirement and other post-employment benefits
Amortization of actuarial gains (losses), net [1]	$(2,361)	$191	Non-service related pension and postretirement benefit (costs) credits
Amortization of prior service credits	190	112	Non-service related pension and postretirement benefit (costs) credits
Pension settlement	1,768	896	Non-service related pension and postretirement benefit (costs) credits
	—	—	Provision for (benefit from) income taxes
	$(403)	$1,199	Net of tax

Available-for-sale securities [2]	$22	$265	Interest and investment income
	—	—	Provision for (benefit from) income taxes
	$22	$265	Net of tax

1 Production-related benefits and workers’ compensation costs are included in costs to produce coal.

2 The gains and losses on sales of available-for-sale-securities are determined on a specific identification basis.

4. Divestitures

In November 2021, the Company sold its 49.5% ownership in Knight Hawk Holdings, LLC (Knight Hawk”) to CBR, LLC. The Company will receive total proceeds of $38 million which consist of $20 million received in the fourth quarter of 2021 and a three year note receivable for $18 million with monthly payments of $0.5 million. The sale resulted in a non-cash loss of $24.2 million that was recorded in “Loss (Gain) on divestitures” as of December 31, 2021. See Note 11 to the Consolidated Financial Statements, “Equity Method Investments and Membership Interests in Joint Venture” for further disclosures about the divestiture.

In December 2020, the Company sold its Viper mine in the Illinois basin to Knight Hawk Holdings, LLC in exchange for an additional 1.5% ownership interest in Knight Hawk. The sale resulted in an increase in the Company’s ownership to 49.5% and a gain of $0.1 million was recorded which is reflected within the line item, “Loss (Gain) on divestitures,” on the Consolidated Statements of Operations. See Note 11 to the Consolidated Financial Statements, “Equity Method Investments and Membership Interests in Joint Venture” for further disclosures about the divestiture.

During the second quarter of 2020, various Dal-Tex and Briar Branch properties in West Virginia were sold to Condor Holdings, LLC. No consideration was received for the sale and a gain of $1.4 million was recorded representing the net liabilities sold, and is reflected within the line item, “Loss (Gain) on divestitures,” on the Consolidated Statements of Operations.

On December 13, 2019, the Company sold Coal-Mac LLC, an operating mine complex within the Company’s Other Thermal segment to Condor Holdings, LLC. The Company received $2.3 million of proceeds offset by $0.2 million in closing fees; and recorded a loss of $9.0 million which is reflected within the line, “Loss (Gain) on divestitures,” on the Consolidated Statements of Operations.

On September 14, 2017, the Company sold Lone Mountain Processing, LLC and two idled mining companies, Cumberland River Coal LLC and Powell Mountain Energy LLC to Revelation Energy LLC, and recorded a gain on the transaction in that year of $21.3 million. Under the terms of the purchase agreement, Revelation assumed certain traumatic workers compensation claims and pneumoconiosis (occupational disease) benefits. On July 1, 2019, Blackjewel LLC and four affiliates, including Revelation Energy LLC filed for Chapter 11 bankruptcy. As a result of the bankruptcy, the Company recorded a $4.3 million charge for these claims as of September 30, 2019, which is reflected within the line, “Loss (Gain) on divestitures,” on the Consolidated Statements of Operations.

5. Asset impairment and restructuring

During the third quarter of 2020, the Company determined that indicators of impairment existed with respect to certain of its thermal long-lived assets. As a result, the Company recorded impairment charges of $51.8 million related to the Coal Creek Mine, $33.5 million related to the Viper Mine, $41.6 million related to the West Elk Mine, and $36.2 million related to the Company’s equity method investment in Knight Hawk Holdings, LLC.

In the fourth quarter of 2020, the Company recorded additional charges of $32.8 million related to the

Company’s Coal Creek Mine due to accelerating the mine closing date and the associated reclamation work to be performed and $10.0 million related to a land lease obligation from a prior equity investment.

The Company recorded $13.4 million of employee severance expense related to a voluntary separation plan during the year ended December 31, 2020. During the first and second quarters of 2020, 254 employees from the Company’s thermal operations and the corporate staff accepted the voluntary separation package. No amounts related to the employee severance expense were incurred for year ended December 31, 2021. As of December 31, 2021, there were no indicators of impairment.

6. Joint Venture with Peabody Energy

The Company incurred expenses of $16.1 million during the year ended December 31, 2020, associated with the regulatory approval process related to the proposed joint venture with Peabody that was terminated jointly by the parties due to the Federal Trade Commission blocking the joint venture during the third quarter of 2020. No amounts related to the joint venture were incurred for the year ended December 31, 2021.

7. Gain on Property Insurance Recovery Related to Mountain Laurel Longwall

The Company recorded a $23.5 million gain related to a property insurance recovery on the longwall shields at its Mountain Laurel operation during the year ended December 31, 2020. As a result of geologic conditions in the final longwall panel, Mountain Laurel was unable to recover 123 of the longwall system’s 176 hydraulic shields. No amounts related to the property insurance recovery were incurred for the year ended December 31, 2021.

8. Preference Rights Lease Application Settlement Income

The Company recorded a $39.0 million gain during the third quarter of 2019 related to a settlement with the United States Department of Interior over a long-standing dispute, dating back to the 1970’s, on the valuation and disposition of

Preference Rights Lease Application that Arch controlled in northwestern New Mexico with a joint venture partner. As part of the settlement, Arch received $67.0 million in the form of royalty credits on its federal coal leases which was used to settle 50% of the Company’s monthly royalty obligations. Additionally, as part of the settlement, Arch made a one-time payment of $27.0 million during October 2019 to its partner in the venture for its ownership interest in the underlying mineral reserves, as well as paying $1.0 million in closing fees.

The Company utilized royalty credits of $17.7 million during the year ended December 31, 2021, $36.0 million during the year ended December 31, 2020 and $13.3 million during the year ended December 31, 2019.

9. Inventories

Inventories consist of the following:

	December 31,	December 31,
	2021	2020

	(In thousands)
Coal	$75,653	$49,436
Repair parts and supplies	81,081	76,572
	$156,734	$126,008

The repair parts and supplies are stated net of an allowance for slow-moving and obsolete inventories of $2.3 million at December 31, 2021 and $0.6 million at December 31, 2020.

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

The Company’s investments in available-for-sale marketable securities are as follows:

	December 31, 2021

		Gross		Allowance
		Unrealized		for - Credit	Fair
	Cost Basis	Gains	Losses	Losses	Value

	(In thousands)
Available-for-sale:
U.S. government and agency securities	$6,074	$—	$(71)	$—	$6,003
Corporate notes and bonds	8,571	—	(111)	—	8,460
Total Investments	$14,645	$—	$(182)	$—	$14,463

	December 31, 2020

		Gross		Allowance
		Unrealized		for - Credit	Fair
	Cost Basis	Gains	Losses	Losses	Value

	(In thousands)
Available-for-sale:
U.S. government and agency securities	$57,299	$11	$(86)	$—	$57,224
Corporate notes and bonds	39,817	1	(277)	—	39,541
Total Investments	$97,116	$12	$(363)	$—	$96,765

The aggregate fair value of investments with unrealized losses that had been owned for less than a year was $0.0 million and $45.3 million at December 31, 2021 and 2020, respectively. The aggregate fair value of investments with unrealized losses that have been owned for over a year was $14.5 million and $8.1 million at December 31, 2021 and 2020, respectively.

The debt securities outstanding at December 31, 2021 have maturity dates ranging through the first quarter of 2022. The Company classifies its investments as current based on the nature of the investments and their availability to provide cash for use in current operations, if needed.

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

Below are the equity method investments reflected in the consolidated balance sheets:

	Knight
(In thousands)	Hawk	DTA	Total

December 31, 2019	$90,211	$15,377	$105,588
Advances to (distributions from) affiliates, net	(4,235)	1,549	(2,686)
Equity in comprehensive income (loss)	4,576	(1,228)	3,348
Additional interest in Knight Hawk	1,700	—	1,700
Impairment of equity investment	(36,167)	—	(36,167)
December 31, 2020	$56,085	$15,698	$71,783
Advances to (distributions from) affiliates, net	(7,886)	3,303	(4,583)
Equity in comprehensive income (loss)	14,026	(3,598)	10,428
Sale of Equity investment	(62,225)	—	(62,225)

December 31, 2021	$—	$15,403	$15,403

In November 2021, the Company sold its 49.5% ownership in Knight Hawk Holdings, LLC (Knight Hawk”) to CBR, LLC. The Company received total proceeds of $38 million which consist of $20 million in the fourth quarter of 2021 and a three year note receivable for $18 million with monthly payments of $0.5 million (the first monthly installment was received in the fourth quarter of 2021). The sale resulted in a non-cash loss of $24.2 million that was recorded in “Loss (Gain) on divestitures” as of December 31, 2021.

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

Diesel fuel price risk management

The Company is exposed to price risk with respect to diesel fuel purchased for use in its operations. The Company anticipates purchasing approximately 40 to 45 million gallons of diesel fuel for use in its operations during 2022. To protect the Company’s cash flows from increases in the price of diesel fuel for its operations, the Company purchased heating oil call options. At December 31, 2021, the Company had protected the price of expected diesel fuel purchases for 2022 with approximately 8 million gallons of heating oil call options with an average strike price of $2.38 per gallon. These positions are not designated as hedges for accounting purposes, and therefore, changes in the fair value are recorded immediately to earnings.

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

At December 31, 2021, the Company held derivatives for risk management purposes that are expected to settle in the following years:

(Tons in thousands)	2022
Coal sales	165
Coal purchases	33

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

The fair value and location of derivatives reflected in the accompanying Consolidated Balance Sheets are as follows:

	December 31, 2021			December 31, 2020
Fair Value of Derivatives	Asset	Liability		Asset	Liability
(In thousands)	Derivative	Derivative		Derivative	Derivative
Derivatives Designated as Hedging Instruments
Coal	$—	$—		$—	$—

Derivatives Not Designated as Hedging Instruments
Heating oil -- diesel purchases	1,219	—		237	—
Coal -- held for trading purposes	—	—		1,914	(1,595)
Coal -- risk management	4,885	(2,203)		1,094	(804)
Total	$6,104	$(2,203)		$3,245	$(2,399)
Total derivatives	$6,104	$(2,203)		$3,245	$(2,399)
Effect of counterparty netting	(1,890)	1,890		(2,392)	2,392
Net derivatives as classified in the balance sheets	$4,214	$(313)	$3,901	$853	$(7)	$846

		December 31,	December 31,
		2021	2020
Net derivatives as reflected on the balance sheets (in thousands)
Heating Oil and coal	Other current assets	$4,214	$853
Coal	Accrued expenses and other current liabilities	(313)	(7)
		$3,901	$846

The Company had a current asset representing cash collateral posted to a margin account for derivative positions primarily related to coal derivatives of $2.8 million at December 31, 2021 and a current asset of $1.4 million at December 31, 2020 representing cash collateral owed to a margin account, respectively. These amounts are not included with the derivatives presented in the table above and are included in “accrued expenses and other current liabilities” and “other current assets” in the accompanying Consolidated Balance Sheets.

The effects of derivatives on measures of financial performance are as follows:

Derivatives used in Cash Flow Hedging Relationships (in thousands)

For the noted periods,

		Gain (Loss) Recognized in Other Comprehensive
		Income (Effective Portion)
		Year Ended	Year Ended	Year Ended
		December 31,	December 31,	December 31,
		2021	2020	2019
Coal sales	(1)	$—	$500	$10,249
Coal purchases	(2)	—	(496)	(1,231)
		$—	$4	$9,018

	Gains (Losses) Reclassified from Other
	Comprehensive Income into Income
	(Effective Portion)
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Coal sales	$—	$(1,850)	$10,167
Coal purchases	—	1,458	(686)
	$—	$(392)	$9,481

No ineffectiveness or amounts excluded from effectiveness testing relating to the Company’s cash flow hedging relationships were recognized in the results of operations in the respective periods.

Derivatives Not Designated as Hedging Instruments (in thousands)

For the noted periods,

		Gain (Loss) Recognized
		Year Ended	Year Ended	Year Ended
		December 31,	December 31,	December 31,
		2021	2020	2019
Coal trading— realized and unrealized	(3)	$—	$222	$(1,013)
Coal risk management— unrealized	(3)	2,392	(5,517)	19,713
Natural gas trading — realized and unrealized	(3)	—	76	(99)
Change in fair value of coal derivatives and coal trading activities, net total		$2,392	$(5,219)	$18,601

Coal risk management — realized	(4)	$(27,464)	$9,258	$487
Heating oil — diesel purchases	(4)	$—	$(558)	$(2,291)

Location in income statement:

(1)	— Revenues
(2)	— Cost of sales
(3)	— Change in fair value of coal derivatives and coal trading activities, net
(4)	— Other operating income, net

13. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,	December 31,
	2021	2020

	(In thousands)
Payroll and employee benefits	$55,898	$39,443
Taxes other than income taxes	61,582	56,232
Interest	3,439	2,795
Workers’ compensation	14,202	15,259
Asset retirement obligations	21,781	27,032
Other	10,402	14,495
	$167,304	$155,256

14. Debt and Financing Arrangements

	December 31,	December 31,
	2021	2020

	(In thousands)
Term loan due 2024 ($280.9 million face value)	$280,353	$288,033
Tax Exempt Bonds ($98.1 million face value)	98,075	53,090
Convertible Debt ($155.3 million face value)	121,617	115,367
Other	70,836	62,695
Debt issuance costs	(10,208)	(10,873)
	560,673	508,312
Less: current maturities of debt	223,050	31,097
Long-term debt	$337,623	$477,215

Term Loan Facility

In 2017, the Company entered into a senior secured term loan credit agreement in an aggregate principal amount of $300 million (the “Term Loan Debt Facility”) with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the other financial institutions from time to time party thereto (collectively, the “Lenders”). The Term Loan Debt Facility was issued at 99.50% of the face amount and will mature on March 7, 2024. The term loans provided under the Term Loan Debt Facility (the “Term Loans”) are subject to quarterly principal amortization payments in an amount equal to $0.8 million. The interest rate on the Term Loan Debt Facility is, at the option of Arch Resources, either (i) LIBOR plus an applicable margin of 2.75%, subject to a 1.00% LIBOR floor, or (ii) a base rate plus an applicable margin of 1.75%.

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

At December 31, 2021, the Company agreed to repurchase $69.7 million of the Term Loans before year end that settled in 2022. This amount is included in current maturities of debt on the Company’s Consolidated Balance Sheet.

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

Under the Securitization Facility, Arch Receivable, Arch Resources and certain of Arch Resources’s subsidiaries party to the Securitization Facility have granted to the administrator of the Securitization Facility a first priority security interest in eligible trade accounts receivable generated by such parties from the sale of coal and all proceeds thereof. As of December 31, 2021, letters of credit totaling $67.5 million were outstanding under the facility with $42.5 million available for borrowings.

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

The amendment of the Inventory Facility extended the maturity of the facility to September 30, 2023; eliminated the provision that accelerated maturity upon Liquidity (as defined in the Inventory Facility) falling below a specified level; and reduced the minimum Liquidity requirement from $175 million to $100 million. Additionally, the amendment included provisions that reduce the advance rates for coal inventory and parts and supplies, depending on “Liquidity” as defined as of any date of determination, the sum of, without duplication, (a) unrestricted cash or Permitted Investments as of such date of the Parent and its Subsidiaries (other than the Securitization Subsidiaries and Bonding Subsidiaries) that are not Foreign Subsidiaries, (b) withdrawable funds from brokerage accounts of Borrowers as of such date, (c) Availability as of such date, and (d) any unused commitments that are available to be drawn as of such date by the Parent pursuant to the terms of any Permitted Receivables Financing.

Revolving loan borrowings under the Inventory Facility bear interest at a per annum rate equal to, at the option of Arch Resources, either the base rate or the London interbank offered rate plus, in each case, a margin ranging from 2.50% to 3.50% (in the case of LIBOR loans) subject to a 0.75% LIBOR floor, and 1.50% to 2.50% (in the case of base rate loans) determined using a Liquidity-based grid. Letters of credit under the Inventory Facility are subject to a fee in an amount equal to the applicable margin for LIBOR loans, plus customary fronting and issuance fees.

All existing and future direct and indirect domestic subsidiaries of Arch Resources, subject to customary exceptions, will either constitute co-borrowers under or guarantors of the Inventory Facility (collectively with Arch Resources, the “Loan Parties”). The Inventory Facility is secured by first priority security interests in the ABL Priority Collateral (defined in the Inventory Facility) of the Loan Parties and second priority security interests in substantially all other assets of the Loan Parties, subject to customary exceptions (including an exception for the collateral that secures the Securitization Facility).

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

The Inventory Facility contains certain customary affirmative and negative covenants; events of default, subject to customary thresholds and exceptions; and representations, including certain cash management and reporting requirements that are customary for asset-based credit facilities. The Inventory Facility also includes a requirement to maintain Liquidity equal to or exceeding $100 million at all times. As of December 31, 2021, letters of credit totaling $27.7 million were outstanding under the facility with $6.4 million available for borrowings.

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

Tax Exempt Bonds

On July 2, 2020, the West Virginia Economic Development Authority (the “Issuer”) issued $53.1 million aggregate principal amount of Solid Waste Disposal Facility Revenue Bonds (Arch Resources Project), Series 2020 (the “2020 Tax Exempt Bonds”) pursuant to an Indenture of Trust dated as of June 1, 2020 (as amended to date, the “Indenture of Trust”) between the Issuer and Citibank, N.A., as trustee (the “Trustee”). On March 4, 2021, the Issuer issued an additional $45.0 million of Series 2021 Tax Exempt Bonds (the “2021 Tax Exempt Bonds” and together with the 2020 Tax Exempt Bonds, the “Tax Exempt Bonds”). The proceeds of the Tax Exempt Bonds were loaned to the Company pursuant to a Loan Agreement dated as of June 1, as supplemented by a First Amendment to Loan Agreement dated as of March 1, 2021 (collectively, the “Loan Agreement”), each between the Issuer and the Company. The Tax Exempt Bonds are payable solely from payments to be made by the Company under the Loan Agreement as evidenced by a Note from the Company to the Trustee. The proceeds of the Tax Exempt Bonds were used to finance certain costs of the acquisition, construction, reconstruction, and equipping of solid waste disposal facilities at the Company’s Leer South development, and for capitalized interest and certain costs related to issuance of the Tax Exempt Bonds.

The Tax Exempt Bonds will bear interest payable each January 1 and July 1, and have a final maturity of July 1, 2045; however, the Tax Exempt Bonds are subject to mandatory tender on July 1, 2025 at a purchase price equal to 100% of the principal amount of the Tax Exempt Bonds, plus accrued interest to July 1, 2025. The 2020 Tax Exempt Bonds and 2021 Tax Exempt Bonds bear interest of 5% and 4.125%, respectively.

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

The Company’s obligations under the Loan Agreement are (i) except as otherwise described below, secured by first priority liens on and security interests in substantially all of the Company’s and Subsidiary Guarantors’ real property and other assets, subject to certain customary exceptions and permitted liens, and in any event excluding accounts receivable and inventory; and (ii) jointly and severally guaranteed by the Subsidiary Guarantors, subject to customary exceptions.

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

As of December 31, 2021, the Company has utilized the total Tax Exempt Bond proceeds.

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

The Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination thereof, at the Company’s election, at an initial conversion rate of 26.7917 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $37.325 per share, subject to adjustment pursuant to the terms of the Indenture governing the Convertible Notes (the "Indenture"). During the fourth quarter of 2021, the strike price was revalued to $37.208 per share to include the fourth quarter dividend declaration. The Convertible Notes may be converted at any time after, and including, July 15, 2025 until the close of business on the second scheduled trading day immediately before the maturity date.

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

During the fourth quarter of 2021, the common stock sale condition of the Convertible Notes was satisfied. As described in the Indenture, this condition is satisfied when the closing stock price exceeds 130% of the conversion price of approximately $37.208 per share for at least 20 trading days of the last 30 trading days prior to quarter end. As a result, the Convertible Notes are currently convertible at the election of noteholders during the first quarter of 2022. Due to the Company’s stated intent to settle the principal value in cash, the liability portion of $121.6 million of the Convertible Notes was included in current maturities of debt on the Company’s Consolidated Balance Sheet at December 31, 2021.

As of December 31, 2021, all of the Convertible Notes remained outstanding. In addition, from January 1, 2022 to the date of this filing, the Company has not received any conversion requests for Convertible Notes and does not anticipate receiving any conversion requests in the near term as the market value of the Convertible Notes exceeds the conversion value of the Convertible Notes. As of December 31, 2021, the if-converted value of the Convertible Notes exceeded the principal amount by $225.3 million.

Total interest expense related to the Convertible Debt for the year ended December 31, 2021 was $15.1 million and was comprised of $8.2 million related to the contractual interest coupon and $6.9 million related to the amortization of the discount on the liability component.

Capped Call Transactions

In connection with the offering of the Convertible Notes, the Company entered into privately negotiated convertible note hedge transactions (collectively, the “Capped Call Transactions”). The Capped Call Transactions cover, subject to customary anti-dilution adjustments, the number of shares of the Company’s common stock that initially underlie the Convertible Notes.

The Capped Call Transactions are expected generally to reduce the potential dilution and/or offset any cash payments the Company is required to make in excess of the principal amount due upon conversion of the Convertible Notes in the event that the market price of the Company’s common stock is greater than the strike price of the Capped Call Transactions, which was initially $37.325 per share (subject to adjustment under the terms of the Capped Call Transactions). During the fourth quarter of 2021, the conversion rate was adjusted to 26.876 shares of common stock per $1,000 principal amount of Convertible Notes to account for the fourth quarter dividend declaration. The number of shares underlying the Capped Call Transactions is 4.2 million.

The cap price of the Capped Call Transactions was initially $52.2550 per share, which represented a premium of 75% over the last reported sale price of the Company’s common stock on October 29, 2020. The cost of the Capped Call Transactions was approximately $17.5 million.

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

Below is a summary of the Company’s outstanding interest rate swap agreements designated as hedges as of December 31, 2021:

Notional Amount
(in millions)	Effective Date	Fixed Rate	Receive Rate	Expiration Date

$100.0	June 30, 2021	2.315%	1-month LIBOR	June 30, 2023

The fair value of the interest rate swaps at December 31, 2021 is a liability of $1.8 million which is recorded within Other noncurrent liabilities with the offset to accumulated other comprehensive income on the Company’s Consolidated Balance Sheets. The Company realized $1.9 million of losses and $2.1 million and $1.1 million of gains during the years ended December 31, 2021, 2020 and 2019, respectively, related to settlements of the interest rate swaps which were recorded to interest expense on the Company’s Consolidated Statements of Operations. The interest rate swaps are classified as level 2 within the fair value hierarchy.

Debt Maturities

The contractual maturities of debt as of December 31, 2021 are as follows:

Year	(In thousands)
2022	$107,733
2023	22,304
2024	213,934
2025	261,090
2026	—
Thereafter	—
$605,061

Financing Costs

The Company paid financing costs of $2.1 million, $9.7 million and $0.0 million during the years ended December 31, 2021, 2020 and 2019, respectively.

15. Taxes

Significant components of the provision for (benefit from) income taxes are as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2021	2020	2019
(In thousands)
Current:
Federal	$1,525	$518	$(36)
State	342	(569)	124
Total current	$1,867	$(51)	$88
Deferred:
Federal	$7	$44	$667
State	—	—	(507)
Total deferred	$7	$44	$160
	$1,874	$(7)	$248

A reconciliation of the statutory federal income tax provision (benefit) at the statutory rate to the actual provision for (benefit from) income taxes follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2021	2020	2019

Income tax provision (benefit) at statutory rate	$71,284	$(72,371)	$49,150
Percentage depletion and other perm items	(29,392)	(7,763)	(17,743)
State taxes, net of effect of federal taxes	16,490	(3,298)	(12,769)
Change in valuation allowance	(69,603)	76,524	(24,206)
Other, net	13,095	6,901	5,816
Provision for (benefit from) income taxes	$1,874	$(7)	$248

Significant components of the Company’s deferred tax assets and liabilities that result from carryforwards and temporary differences between the financial statement basis and tax basis of assets and liabilities are summarized as follows:

	December 31,	December 31,
	2021	2020
(In thousands)
Deferred tax assets:
Tax loss carryforwards	$326,763	$352,342
Tax credit carryforwards	2,565	3,117
Investment in partnerships	170,610	213,478
Other	17,263	19,377
Gross deferred tax assets	$517,201	$588,314
Valuation allowance	(504,392)	(573,995)
Total deferred tax assets	$12,809	$14,319
Deferred tax liabilities:
Plant and equipment	467	1,219
Convertible Notes	7,008	8,845
Other	5,304	4,218
Total deferred tax liabilities	$12,779	$14,282
Net deferred tax asset	$30	$37

The Company provides for deferred income taxes for temporary differences arising from differences between the financial statement and tax basis of assets and liabilities existing at each balance sheet date using enacted tax rates expected to be in effect when the related taxes are expected to be paid or recovered. The Company assesses the need for a valuation allowance against its deferred tax assets through a review of future taxable income, available tax planning strategies, the reversals of temporary differences and considering all available positive and negative evidence.

On the basis of this evaluation, a full valuation allowance has been held against the Company's net deferred tax asset since 2015. Through December 31, 2018, the Company was in a three-year cumulative loss position. Since 2019, the Company has been in a cumulative income position; however, has fluctuated between income and loss for individual years and quarters within each cumulative three-year period.

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

For the year ended December 31, 2021, a $69.6 million income tax benefit was recorded from the release of valuation allowance as a result of the federal and state net operating losses utilized during the year.

The Company has gross federal NOL carryforwards for income tax purposes of $1.3 billion at December 31, 2021. Of these carryforwards, approximately $1.1 billion will expire, if not utilized, in various years through 2038. The remaining carryforwards have no expiration; however, they can only be used to offset 80% of the Company’s U.S. federal taxable income in any taxable year beginning after December 31, 2021.

The ability to use net operating losses (“NOLs”) in existence immediately prior to the Company’s emergence from bankruptcy in 2016 has been limited by the “ownership change” under Section 382 of the Internal Revenue Code (the “Code”) that occurred as a result of such emergence (the “Emergence Ownership Change”). NOLs generated after the Emergence Ownership Change are generally not subject to the limitations resulting from the Emergence Ownership Change.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits follows:

(In thousands)
Balance at December 31, 2018	$39,093
Additions based on tax positions to the current year	2,980
Reductions for tax positions of prior years	(1,970)
Reductions as a result of lapses in the statute of limitations	(374)
Balance at December 31, 2019	39,729
Additions for tax positions related to the current year	1,583
Additions for tax positions related to the prior year	7,918
Reductions for tax positions of prior years	(732)
Reductions as a result of lapses in the statute of limitations	(382)
Balance at December 31, 2020	48,116
Additions based on tax positions to the current year	3,467
Additions for tax positions related to the prior year	3,931
Reductions for tax positions of prior years	(2,868)
Reductions as a result of lapses in the statute of limitations	(3,683)
Balance at December 31, 2021	$48,963

If recognized, the entire amount of the gross unrecognized tax benefits at December 31, 2021 would affect the effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued interest and penalties of $3.8 million and $2.3 million at December 31, 2021 and 2020, respectively. In the next 12 months, $37.5 million gross unrecognized tax benefits are expected to be reduced due to the expiration of the statute of limitations.

The Company is subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. The tax years 2011 through 2021 remain open to examination for U.S. federal income tax matters and 2001 through 2021 remain open to examination for various state income tax matters.

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

The following table describes the changes to the Company’s asset retirement obligation liability:

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
(In thousands)
Balance at beginning of period (including current portion)	$257,764	$252,798
Accretion expense	21,748	19,887
Obligations of divested operations	—	(15,455)
Adjustments to the liability from changes in estimates	(26,012)	14,889
Reclamation work completed	(39,047)	(14,355)
Balance at period end	$214,453	$257,764
Current portion included in accrued expenses	(21,781)	(27,032)
Noncurrent liability	$192,672	$230,732

As of December 31, 2021, the Company had $500.5 million in surety bonds outstanding and $20.0 million letters of credit to secure reclamation bonding obligations. The Company has posted $0.6 million in cash as collateral related to reclamation surety bonds; this amount is recorded within “Noncurrent assets” on the Consolidated Balance Sheets.  Additionally, in the fourth quarter of 2021, the Company contributed $20 million to a fund that will serve to defease the long-term asset retirement obligation for its thermal asset base; this amount is recorded as “Fund for asset retirement obligations” on the Consolidated Balance Sheets.  The funds will be utilized for final mine closure reclamation activities.

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

● Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. These include the Company’s commodity option contracts (coal and heating oil) valued using modeling techniques, such as Black-Scholes, that require the use of inputs, particularly volatility, that are rarely observable. Changes in the unobservable inputs would not have had a significant impact on the reported Level 3 fair values at December 31, 2021 and 2020.

The table below sets forth, by level, the Company’s financial assets and liabilities that are recorded at fair value in the accompanying consolidated balance sheet:

	December 31, 2021
	Total	Level 1	Level 2	Level 3

	(In thousands)
Assets:
Investments in marketable securities	$14,463	$6,003	$8,460	$—
Derivatives	4,214	—	2,995	1,219
Total assets	$18,677	$6,003	$11,455	$1,219
Liabilities:
Derivatives	$2,077	$313	$1,764	$—

	Fair Value at December 31, 2020
	Total	Level 1	Level 2	Level 3

	(In thousands)
Assets:
Investments in marketable securities	$96,765	$57,224	$39,541	$—
Derivatives	853	21	832	—
Total assets	$97,618	$57,245	$40,373	$—
Liabilities:
Derivatives	$3,899	$7	$3,892	$—

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

The following table summarizes the change in the fair values of financial instruments categorized as level 3.

	2021	2020
(In thousands)
Balance, beginning of period	$—	$61
Realized and unrealized (gains) losses recognized in earnings, net	—	(1,158)
Purchases	1,219	1,235
Issuances	—	(138)
Settlements	—	—
Ending balance	$1,219	$—

No unrealized losses were recognized during the year ended December 31, 2021 related to level 3 financial instruments held on December 31, 2021.

Cash and Cash Equivalents

At December 31, 2021 and 2020, the carrying amounts of cash and cash equivalents approximate their fair value.

Fair Value of Long-Term Debt

At December 31, 2021 and 2020, the fair value of the Company’s debt, including amounts classified as current, was $819.5 million and $533.8 million, respectively. Fair values are based upon observed prices in an active market, when available, or from valuation models using market information, which fall into Level 2 in the fair value hierarchy.

18. Capital Stock

Dividends

The Company declared and paid cash dividends per share during the periods presented below:

2021:	Dividends per share	Amount (in thousands)
1st quarter	$—	$—
2nd quarter	—	—
3rd quarter	—	—
4th quarter	0.25	3,830
Total cash dividends declared and paid	$0.25	$3,830

		Amount
2020:	Dividends per share	(in thousands)
1st quarter	$0.50	$8,245
2nd quarter	—	—
3rd quarter	—	—
4th quarter	—	—
Total cash dividends declared and paid	$0.50	$8,245

Future dividend declarations will be subject to ongoing Board review and authorization will be based on a number of factors, including business and market conditions, the Company’s future financial performance and other capital priorities.

Share Repurchase Program

During April 2019, the Board of Directors of Arch Resources, Inc. approved an incremental $250 million to the share repurchase program bringing the total authorization to $1,050 million. The Company did not purchase any shares of its common stock under this program for the years ended December 31, 2021 and 2020.

As of December 31, 2021, the Company had repurchased 10,088,378 shares at an average share price of $82.01 per share for an aggregate purchase price of approximately $827 million since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program is $223 million.

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

During 2021, holders of warrants exercised 20,145 of the warrants, leaving 1,825,423 warrants outstanding at December 31, 2021.

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

19. Stock-Based Compensation and Other Incentive Plans

Under the Company’s 2016 Omnibus Incentive Plan (the “Incentive Plan”), 3.0 million shares of the Company’s common stock were reserved for awards to officers and other selected key management employees of the Company. The Incentive Plan provides the Board of Directors with the flexibility to grant stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance stock or units, phantom stock awards and rights to acquire stock through purchase under a stock purchase program (“Awards”). Awards the Board of Directors elects to pay out in cash do not impact the shares authorized in the Incentive Plan. Shares available for award under the plan were 1.8 million at December 31, 2021.

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

During 2021, the Company granted both time based awards and performance based awards. The time based awards vest ratably over two, three, and four years, and the performance based awards vest over a three year period. The time based awards’ and non-market based performance awards grant date fair value was determined based on the stock price at the date of grant. The market based performance awards grant date fair value was determined using a Black-Scholes Monte Carlo simulation. An historical volatility of 57% was selected for the performance-based award based on comparator companies, and the three-year risk free rate was derived from yields on U.S. Government bonds. Information regarding the restricted stock units activity and weighted average grant-date fair value follows:

	Time Based Awards		Performance Based Awards
		Weighted		Weighted
		Average		Average
	Restricted	Grant-Date	Restricted	Grant-Date
	Stock Units	Fair Value	Stock Units	Fair Value
(Shares in thousands)
Outstanding at January 1, 2021	341	$64.38	286	$71.44
Granted	286	67.21	164	58.74
Forfeited/Canceled	(9)	57.70	(100)	105.95
Vested	(189)	75.27	(9)	135.34
Unvested outstanding at December 31, 2021	429	$61.60	341	$53.49

The Company recognized expense related to restricted stock units of $20.5 million, $17.4 million and $22.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, there was $31.4 million of unrecognized share-based compensation expense which is expected to be recognized over a weighted-average period of approximately two years.

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

In addition, the Company is liable for workers’ compensation benefits for traumatic injuries which are calculated using actuarially-based loss rates, loss development factors and discounted based on a risk free rate of 1.47%. Traumatic workers’ compensation claims are insured with varying retentions/deductibles, or through state-sponsored workers’ compensation programs.

Workers’ compensation expense consists of the following components:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2021	2020	2019

Self-insured occupational disease benefits:
Service cost	$7,796	$7,564	$6,677
Interest cost(1)	4,439	5,115	4,922
Net amortization(1)	2,363	1,189	—
Total occupational disease	$14,598	$13,868	$11,599
Traumatic injury claims and assessments	3,925	12,922	13,050
Total workers’ compensation expense	$18,523	$26,790	$24,649
(1)

In accordance with the adoption of ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” these costs are recorded within Nonoperating expenses in the Consolidated Statements of Operations on the line item “Non-service related pension and postretirement benefit costs.”

The table below reconciles changes in the occupational disease liability for the respective period.

	Year Ended	Year Ended
	December 31,	December 31,
(In thousands)	2021	2020
Beginning of period	$183,001	$158,325
Service cost	7,796	7,564
Interest cost	4,439	5,115
Actuarial (gain) loss	(21,245)	19,327
Benefit and administrative payments	(6,406)	(7,330)
	$167,585	$183,001

The following table provides the assumptions used to determine the projected occupational disease obligation:

	Year Ended December 31, 2021	Year Ended December 31, 2020
(Percentages)
Discount rate	2.82	2.48

The higher discount rate decreased obligations by $11.6 million.

Summarized below is information about the amounts recognized in the accompanying Consolidated Balance Sheets for workers’ compensation benefits:

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
(In thousands)
Occupational disease costs	$167,585	$183,001
Traumatic and other workers’ compensation claims	70,722	76,953
Total obligations	238,307	259,954
Less amount included in accrued expenses	14,202	15,259
Noncurrent obligations	$224,105	$244,695

As of December 31, 2021, the Company had $120.7 million in surety bonds, letters of credit and cash outstanding to secure workers’ compensation obligations.

As of December 31, 2021, the Company’s recorded liabilities include $13.1 million of obligations that are reimbursable under various insurance policies purchased by the Company. These insurance receivables are recorded in the balance sheet line items “Other receivables” and “Other noncurrent assets” for $0.6 million and $12.5 million, respectively.

The following represents expected future payments:

Year	(In thousands)
2022	$12,525
2023	12,883
2024	12,997
2025	13,318
2026	13,595
Next 5 years	33,849
$99,167

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

On January 1, 2015, the Company’s cash balance and excess plans were amended to freeze new service credits for any new or active employees.

Obligations and Funded Status.

Summaries of the changes in the benefit obligations, plan assets and funded status of the plans are as follows:

	Pension Benefits		Other Postretirement Benefits
	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,
	2021	2020	2021	2020
(In thousands)
CHANGE IN BENEFIT OBLIGATIONS
Benefit obligations at beginning of period	$202,267	$217,548	$100,898	$87,867
Service cost	—	—	341	419
Interest cost	4,334	5,498	2,113	2,392
Settlement gain	(1,768)	(896)	—	—
Curtailments	—	—	—	284
Plan Amendments	(341)	—	—	—
Benefits paid	(27,014)	(38,221)	(5,676)	(6,507)
Other-primarily actuarial (gain) loss	(7,502)	18,338	(18,431)	16,443
Benefit obligations at end of period	$169,976	$202,267	$79,245	$100,898
CHANGE IN PLAN ASSETS
Value of plan assets at beginning of period	$199,248	$211,802	$—	$—
Actual return on plan assets	5,117	23,055	—	—
Employer contributions	148	2,612	5,676	6,507
Benefits paid	(27,014)	(38,221)	(5,676)	(6,507)
Value of plan assets at end of period	$177,499	$199,248	$—	$—
Accrued benefit net asset (obiligation)	$7,523	$(3,019)	$(79,245)	$(100,898)
ITEMS NOT YET RECOGNIZED AS A COMPONENT OF NET PERIODIC BENEFIT COST
Prior service credit	$1,091	$880	$—	$—
Accumulated gain	16,102	10,790	20,657	2,226
	$17,193	$11,670	20,657	$2,226
BALANCE SHEET AMOUNTS
Noncurrent asset	$8,973	$—	$—	$—
Current liability	(150)	(140)	(5,680)	(6,510)
Noncurrent liability	(1,300)	(2,879)	(73,565)	(94,388)
	$7,523	$(3,019)	$(79,245)	$(100,898)

Pension Benefits

The accumulated benefit obligation for all pension plans was $170.0 million and $202.3 million at December 31, 2021 and 2020, respectively.

The weighted-average interest credit rate for the cash balance pension plan was 4.25% at December 31, 2021 and 2020.

Significant changes affecting the benefit obligations included the higher discount rate which decreased plan obligations by $8.9 million.

Other Postretirement Benefits

Significant gains and losses affecting the benefit obligations included:

●	the higher discount rate decreased plan obligations by $4.0 million;
●	the claims cost assumptions were updated decreasing plan obligations by $7.1 million; and
●	updated census data resulted in a decrease of plan obligations in the amount of $6.3 million.

Components of Net Periodic Benefit Cost. The following table details the components of pension and postretirement benefit costs (credits):

	Pension Benefits			Other Postretirement Benefits
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2021	2020	2019	2021	2020	2019
(In thousands)
Service cost	$—	$—	$—	$341	$419	$480
Interest cost(1)	4,334	5,498	8,141	2,113	2,392	3,505
Curtailments	—	—	—	—	—	—
Settlements(1)	(1,768)	(896)	(1,326)	—	—	—
Expected return on plan assets(1)	(7,245)	(8,283)	(10,555)	—	—	—
Amortization of prior service credits(1)	(190)	(112)	(24)	—	—	—
Amortization of other actuarial losses (gains) (1)	—	—	(11)	—	(1,379)	(2,974)
Net benefit cost (credit)	$(4,869)	$(3,793)	$(3,775)	$2,454	$1,432	$1,011
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

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
(Percentages)
Pension Benefits
Discount rate	2.67/2.49	2.19/1.96

Other Postretirement Benefits
Discount rate	2.63	2.17

The following table provides the weighted average assumptions used to determine net periodic benefit cost for the respective periods.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2021	2020	2019
(Percentages)
Pension Benefits
Discount rate	2.50	2.72	3.65
Expected return on plan assets	4.30	4.65	5.10

Other Postretirement Benefits
Discount rate	2.17	3.09	4.12

The discount rates used in 2021, 2020 and 2019 were reevaluated during the year for settlements and curtailments. The obligations are remeasured at an updated discount rate that impacts the benefit cost recognized subsequent to the remeasurement.

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

The health care cost trend rate assumed for 2022 is 8.0% and is expected to reach an ultimate trend rate of 4.5% by 2038.

Plan Assets

The Pension Committee is responsible for overseeing the investment of pension plan assets. The Pension Committee is responsible for determining and monitoring appropriate asset allocations and for selecting or replacing investment managers, trustees and custodians. The pension plan’s current investment targets are 15% equity and 85% fixed income securities. The Pension Committee reviews the actual asset allocation in light of these targets on a periodic basis and rebalances among investments as necessary. The Pension Committee evaluates the performance of investment managers as compared to the performance of specified benchmarks and peers and monitors the investment managers to ensure adherence to their stated investment style and to the plan’s investment guidelines.

The Company’s pension plan assets at December 31, 2021 and 2020, respectively, are categorized below according to the fair value hierarchy as defined in Note 17, “Fair Value Measurements”:

	Total		Level 1		Level 2		Level 3
	2021	2020	2021	2020	2021	2020	2021	2020

	(In thousands)
Equity Securities:(A)
U.S. small-cap	$—	$2,287	$—	$2,287	$—	$—	$—	$—
U.S. mid-cap	—	2,890	—	2,890	—	—	—	—
Fixed income securities:
U.S. government securities(B)	42,273	31,850	41,129	18,705	1,144	13,145	—	—
Non-U.S. government securities(C)	333	1,612	—	—	333	1,612	—	—
Corporate fixed income(D)	81,906	98,357	—	—	81,906	98,357	—	—
State and local government securities(E)	2,514	2,962	—	—	2,514	2,962	—	—
Other investments(G)	23,828	3,519	—	—	23,828	3,519	—	—
Total	$150,854	$143,477	$41,129	$23,882	$109,725	$119,595	$—	$—
Assets at net asset value(F)	26,645	55,771
	$177,499	$199,248
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

Cash Flows. The Company expects to make no contributions to the pension plans in 2022.

The following represents expected future benefit payments from the plan:

		Other
	Pension	Postretirement
	Benefits	Benefits

	(In thousands)
2022	$11,245	$5,968
2023	11,415	5,884
2024	11,476	5,617
2025	11,181	5,458
2026	10,892	5,275
Next 5 years	46,338	23,632
	$102,547	$51,834

Other Plans

The Company sponsors savings plans which were established to assist eligible employees in providing for their future retirement needs. The Company’s expense, representing its contributions to the plans, was $16.8 million, $17.1 million, and $17.5 million for the years ended December 31, 2021, 2020, and 2019, respectively.

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

The following table provides the basis for basic and diluted EPS by reconciling the numerators and denominators of the computations:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2021	2020	2019
(In Thousands)
Weighted average shares outstanding:
Basic weighted average shares outstanding	15,318	15,153	16,218
Effect of dilutive securities	2,261	—	1,080

Diluted weighted average shares outstanding	17,579	15,153	17,298

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

As of December 31, 2021 and December 31, 2020, the Company had the following ROU assets and lease liabilities within the Company’s Consolidated Balance Sheets:

		December 31,	December 31,
		2021	2020
Assets	Balance Sheet Classification
Operating lease right-of-use assets	Other noncurrent assets	$14,646	$17,069
Financing lease right-of-use assets	Other noncurrent assets	4,215	5,512
Total Lease Assets		$18,861	$22,581

Liabilities	Balance Sheet Classification
Financing lease liabilities - current	Accrued expenses and other current liabilities	$917	$860
Operating lease liabilities - current	Accrued expenses and other current liabilities	2,606	2,454
Financing lease liabilities - long-term	Other noncurrent liabilities	4,097	5,014
Operating lease liabilities - long-term	Other noncurrent liabilities	12,713	15,278
		$20,333	$23,606

Weighted average remaining lease term in years
Operating leases		5.14	5.99
Finance leases		3.25	4.25

Weighted average discount rate
Operating leases		5.5%	5.5%
Finance leases		6.4%	6.4%

Information related to leases was as follows:

	Year Ended December 31,
	2021	2020

	(In thousands)
Operating lease information:
Operating lease cost	$3,364	$3,620
Operating cash flows from operating leases	3,377	3,610

Financing lease information:
Financing lease cost	$1,572	$1,179
Operating cash flows from financing leases	1,210	909

Future minimum lease payments under non-cancellable leases as of December 31, 2021 were as follows:

	Operating	Finance
Year	Leases	Leases
	(In thousands)
2022	$3,389	$1,210
2023	3,356	1,210
2024	3,200	1,210
2025	3,185	2,111
2026	3,080	—
Thereafter	1,533	—
Total minimum lease payments	$17,743	$5,741
Less imputed interest	(2,424)	(727)

Total lease liabilities	$15,319	$5,014

Rental expense, including amounts related to these operating leases and other shorter-term arrangements, amounted to $9.2 million in 2021, $8.6 million in 2020 and $12.0 million in 2019.

Royalties are paid to lessors either as a fixed price per ton or as a percentage of the gross selling price of the mined coal. Royalties under the majority of the Company’s significant leases are paid on the percentage of gross selling price basis. Royalty expense, including production royalties, was $127.8 million in 2021, $103.7 million in 2020, and $149.5 million in 2019.

As of December 31, 2021, certain of the Company’s lease obligations were secured by outstanding surety bonds totaling $26.0 million.

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

The Company markets its thermal coal principally to domestic and foreign electric utilities and its metallurgical coal to domestic and foreign steel producers. As of December 31, 2021 and 2020, accounts receivable from sales of thermal coal of $72.8 million and $41.7 million, respectively, represented 22% and 38% of total trade receivables at each date. As of December 31, 2021 and 2020, accounts receivable from sales of metallurgical-quality coal of $251.5 million and $69.1 million, respectively, represented 78% and 62% of total trade receivables at each date.

The Company uses shipping destination as the basis for attributing revenue to individual countries. Because title may transfer on brokered transactions at a point that does not reflect the end usage point, they are reflected as exports, and attributed to an end delivery point if that knowledge is known to the Company. The Company’s foreign revenues by geographical location are as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2021	2020	2019
(In thousands)
Europe	$592,702	$289,176	$537,117
Asia	446,724	138,086	322,029
Central and South America	109,613	56,905	82,476
Africa	—	12,763	18,698
Total	$1,149,039	$496,930	$960,320

The Company is committed under long-term contracts to supply thermal coal that meets certain quality requirements at specified prices. These prices are generally adjusted based on market indices. Quantities sold under some of these contracts may vary from year to year within certain limits at the option of the customer based on their requirements. The Company sold approximately 73.0 million tons of coal in 2021. Approximately 63% of this tonnage (representing approximately 35% of the Company’s revenues) was sold under long-term contracts (contracts having a term of greater than one year). Long-term contracts range in remaining life from one to five years.

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

			Corporate,
			Other and
	MET	Thermal	Eliminations	Consolidated

	(in thousands)
Year Ended December 31, 2021
North America revenues	$163,833	$893,741	$1,429	$1,059,003
Seaborne revenues	985,300	163,739	—	1,149,039

Total revenues	$1,149,133	$1,057,480	$1,429	$2,208,042

Year Ended December 31, 2020
North America revenues	$173,508	$772,730	$24,424	$970,662
Seaborne revenues	468,028	28,902	—	496,930

Total revenues	$641,536	$801,632	$24,424	$1,467,592

Year Ended December 31, 2019
North America revenues	$217,381	$1,105,801	$10,850	$1,334,032
Seaborne revenues	773,169	187,151	—	960,320

Total revenues	$990,550	$1,292,952	$10,850	$2,294,352

As of December 31, 2021, the Company has outstanding performance obligations for approximately 83.2 million tons of coal for 2022 representing 75.6 million tons of fixed price contracts and 7.6 million tons of variable price contracts. Additionally, the Company has outstanding performance obligations of approximately 65.5 million tons in periods beyond 2022 comprised of 61.5 million tons of fixed price contracts and 4.0 million tons of variable price contracts.

26. Commitments and Contingencies

The Company accrues for cost related to contingencies when a loss is probable and the amount is reasonably determinable. Disclosure of contingencies is included in the financial statements when it is at least reasonably possible that a material loss or an additional material loss in excess of amounts already accrued may be incurred.

The Company is a party to numerous claims and lawsuits with respect to various matters. As of December 31, 2021 and 2020, the Company had accrued $0.1 million and $0.1 million, respectively, for all legal matters, all classified as current. The ultimate resolution of any such legal matter could result in outcomes which may be materially different from amounts the Company has accrued for such matters. The Company believes it has recorded adequate reserves for these matters.

The Company has unconditional purchase obligations relating to purchases of coal, materials and supplies and capital commitments, other than reserve acquisitions, and is also a party to transportation capacity commitments. The future commitments under these agreements total $132.7 million in 2021, and is immaterial thereafter.

27. Segment Information

On December 31, 2020, the Company sold its Viper operation. As a result, the Company revised its reportable segments beginning in the first quarter of 2021 to reflect the manner in which the chief operating decision maker (CODM) views the Company’s businesses going forward for purposes of reviewing performance, allocating resources and assessing future prospects and strategic execution. Prior to the first quarter of 2021, the Company had three reportable segments: MET, Powder River Basin (PRB), and Other Thermal. After the divestment of Viper, the Company has three remaining active thermal mines: West Elk, Black Thunder, and Coal Creek. With two distinct lines of business, metallurgical and thermal, the movement to two segments aligns with how the Company makes decisions and allocates resources. No changes were made to the MET Segment and the three remaining thermal mines are now reported as the “Thermal Segment”. The prior periods have been recasted to reflect the change in reportable segments.

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

In November of 2021, the Company sold its equity investment Knight Hawk Holdings, LLC, which had been part of its Corporate, Other and Eliminations grouping. For further information on the sale of Knight Hawk Holdings, LLC, please see Note 4 to the Consolidated Financial Statements, “Divestitures.”

On December 31, 2020, the Company sold its Viper operation, which had been part of its Thermal segment. Viper’s results for the full year of 2020 are included in the Company’s full year 2020 results, and in all preceding periods’ results presented herein. For further information on the sale of Viper to Knight Hawk Holdings, LLC, please see Note 4, “Divestitures” to the Consolidated Financial Statements.

On December 13, 2019, the Company closed on its definitive agreement to sell Coal-Mac LLC, an operating mine complex within the Company’s Thermal coal segment. Coal-Mac is included in the Thermal segment results below up to the date of divestiture. For further information on the divestiture, please see Note 4, “Divestitures” to the Consolidated Financial Statements.

Reporting segment results for the year ended December 31, 2021, the year ended December 31, 2020, and the year ended December 31, 2019 are presented below. The Corporate, Other, and Eliminations grouping includes these charges: idle operations; change in fair value of coal derivatives and coal trading activities, net; corporate overhead; land management activities; other support functions; and the elimination of intercompany transactions.

			Corporate,
			Other and
(In thousands)	MET	Thermal	Eliminations	Consolidated

Year Ended December 31, 2021
Revenues	$1,149,133	$1,057,480	$1,429	$2,208,042
Adjusted EBITDA	442,830	175,709	(85,109)	533,430
Depreciation, depletion and amortization	99,171	20,231	925	120,327
Accretion on asset retirement obligation	2,030	17,675	2,043	21,748
Total assets	964,761	205,147	947,252	2,117,160
Capital expenditures	227,802	5,949	11,689	245,440

Year Ended December 31, 2020
Revenues	$641,536	$801,632	$24,424	$1,467,592
Adjusted EBITDA	91,322	34,035	(101,614)	23,743
Depreciation, depletion and amortization	91,202	28,351	1,999	121,552
Accretion on asset retirement obligation	1,943	15,368	2,576	19,887
Total assets	811,605	196,336	714,531	1,722,472
Capital expenditures	269,273	10,719	5,829	285,821

Year Ended December 31, 2019
Revenues	$990,550	$1,292,952	$10,850	$2,294,352
Adjusted EBITDA	305,363	152,023	(94,219)	363,167
Depreciation, depletion and amortization	74,211	35,224	2,186	111,621
Accretion on asset retirement obligation	2,123	14,955	3,470	20,548
Total assets	625,134	361,871	880,751	1,867,756
Capital expenditures	211,718	49,508	5,130	266,356

A reconciliation of segment Adjusted EBITDA to net income (loss):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(In thousands)	2021	2020	2019
Net income (loss)	$337,573	$(344,615)	$233,799
Provision for (benefit from) income taxes	1,874	(7)	248
Interest expense, net	23,344	10,624	6,794
Depreciation, depletion and amortization	120,327	121,552	111,621
Accretion on asset retirement obligations	21,748	19,887	20,548
Costs related to proposed joint venture with Peabody Energy	—	16,087	13,816
Asset impairment and restructuring	—	221,380	—
Gain on property insurance recovery related to Mountain Laurel longwall	—	(23,518)	—
Loss (Gain) on divestitures	24,225	(1,505)	13,312
Preference Rights Lease Application settlement income	—	—	(39,000)
Non-service related pension and postretirement benefit costs	4,339	3,884	2,053
Reorganization items, net	—	(26)	(24)
Adjusted EBITDA	$533,430	$23,743	$363,167
EBITDA from idled or otherwise disposed operations	2,469	15,858	12,926
Selling, general and administrative expenses	92,342	82,397	95,781
Other	(9,702)	3,359	(14,488)
Segment Adjusted EBITDA from coal operations	$618,539	$125,357	$457,386

28. Subsequent Event

Through February 16, 2022, the Company repaid $271.3 million of outstanding Term Loans, leaving $9.5 million outstanding. Arch plans to leave the remaining Term Loans outstanding to preserve the facility’s terms and conditions, which are incorporated into governing other Arch’s indebtedness. After the Term Loan pay-downs, total debt outstanding is approximately $300.0 million (excluding debt issuance costs) on a comparable basis to the December 31, 2021 reported balance. The Company’s current cash and liquidity level is sufficient to fund the business and meet both short-term and long-term requirements and obligations, especially in light of reduced capital spending requirements.

Arch plans to implement a new shareholder capital return model in the second quarter of 2022 based on first quarter results. The company expects to pay a variable rate cash dividend quarterly while continuing the existing fixed-rate cash dividend. Any such dividend payments are subject to board approval and declaration.

In advance of the implementing its new shareholder capital return program, the Arch board declared a quarterly cash dividend payment of $0.25 per share payable on March 15, 2022 to stockholders of record on February 28, 2022.

Schedule II

Arch Resources, Inc. and Subsidiaries

Valuation and Qualifying Accounts

		Additions
		(Reductions)
	Balance at	Charged to	Charged to			Balance at
	Beginning of	Costs and	Other			End of
	Year	Expenses	Accounts		Deductions (a)	Year

	(In thousands)

Year Ended December 31, 2021
Reserves deducted from asset accounts:
Accounts receivable and other receivables	$10,636	—	—		—	$10,636
Current assets — supplies and inventory	574	1,860	—	(b)	185	2,249
Deferred income taxes	573,995	(69,603)	—	(c)	—	504,392
Year Ended December 31, 2020
Reserves deducted from asset accounts:
Accounts receivable and other receivables	$10,636	—	—		—	$10,636
Current assets — supplies and inventory	2,216	477	(137)	(b)	1,982	574
Deferred income taxes	506,316	76,524	(8,845)	(c)	—	573,995
Year Ended December 31, 2019
Reserves deducted from asset accounts:
Accounts receivable and other receivables	$—	—	10,636	(b)	—	$10,636
Current assets — supplies and inventory	648	1,737	(35)	(b)	134	2,216
Deferred income taxes	530,612	(24,296)	—		—	506,316
(a)	Reserves utilized, unless otherwise indicated.
(b)	Disposition of subsidiaries.

(c) Recorded through equity.