Form 10-Q
period 2022-03-31
ARCH RESOURCES, INC.
filed 2022-04-26
CIK 1037676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

or

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

At April 21, 2022 there were 15,477,360 shares of the registrant’s common stock outstanding.

Part I

FINANCIAL INFORMATION

Item 1.Financial Statements.

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021

	(Unaudited)
Revenues	$867,936	$357,543
Costs, expenses and other operating
Cost of sales (exclusive of items shown separately below)	508,225	309,906
Depreciation, depletion and amortization	32,210	25,797
Accretion on asset retirement obligations	4,430	5,437
Change in fair value of coal derivatives and coal trading activities, net	15,519	528
Selling, general and administrative expenses	26,648	21,480
Other operating income, net	(3,439)	(5,268)
	583,593	357,880

Income (loss) from operations	284,343	(337)

Interest expense, net
Interest expense	(7,047)	(4,128)
Interest and investment income	24	328
	(7,023)	(3,800)

Income (loss) before nonoperating expenses	277,320	(4,137)

Nonoperating expenses
Non-service related pension and postretirement benefit costs	(873)	(1,527)
Net loss resulting from early retirement of debt	(4,120)	—
	(4,993)	(1,527)

Income (loss) before income taxes	272,327	(5,664)
Provision for income taxes	455	378
Net income (loss)	$271,872	$(6,042)

Net income (loss) per common share
Basic earnings (loss) per share	$17.60	$(0.40)
Diluted earnings (loss) per share	$12.89	$(0.40)
Weighted average shares outstanding
Basic weighted average shares outstanding	15,448	15,283
Diluted weighted average shares outstanding	21,271	15,283
Dividends declared per common share	$0.25	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three Months Ended March 31,
	2022	2021

	(Unaudited)
Net income (loss)	$271,872	$(6,042)

Derivative instruments
Comprehensive income before tax	1,763	689
Income tax benefit (provision)	—	—
	1,763	689
Pension, postretirement and other post-employment benefits
Comprehensive income (loss) before tax	(522)	547
Income tax benefit (provision)	—	—
	(522)	547
Available-for-sale securities
Comprehensive income before tax	182	101
Income tax benefit (provision)	—	—
	182	101

Total other comprehensive income	1,423	1,337
Total comprehensive income (loss)	$273,295	$(4,705)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	March 31, 2022	December 31, 2021
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$318,725	$325,194
Short-term investments	—	14,463
Restricted cash	1,100	1,101
Trade accounts receivable (net of $0 allowance at March 31, 2022 and December 31, 2021)	323,167	324,304
Other receivables	9,807	8,271
Inventories	203,997	156,734
Other current assets	50,217	52,804
Total current assets	907,013	882,871
Property, plant and equipment, net	1,111,359	1,120,043
Other assets
Equity investments	16,494	15,403
Fund for asset retirement obligations	40,000	20,000
Other noncurrent assets	76,019	78,843
Total other assets	132,513	114,246
Total assets	$2,150,885	$2,117,160

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$147,284	$131,986
Accrued expenses and other current liabilities	179,200	167,304
Current maturities of debt	182,611	223,050
Total current liabilities	509,095	522,340
Long-term debt	132,290	337,623
Asset retirement obligations	193,745	192,672
Accrued pension benefits	948	1,300
Accrued postretirement benefits other than pension	73,828	73,565
Accrued workers’ compensation	222,462	224,105
Other noncurrent liabilities	94,265	81,689
Total liabilities	1,226,633	1,433,294
Stockholders' equity
Common stock, $0.01 par value, authorized 300,000 shares, issued 25,565 and 25,481 shares at March 31, 2022 and December 31, 2021, respectively	256	255
Paid-in capital	748,999	784,356
Retained earnings	986,797	712,478
Treasury stock, 10,088 shares at March 31, 2022 and December 31, 2021, respectively, at cost	(827,381)	(827,381)
Accumulated other comprehensive income	15,581	14,158
Total stockholders’ equity	924,252	683,866
Total liabilities and stockholders’ equity	$2,150,885	$2,117,160

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2022	2021

Operating activities	(Unaudited)
Net income (loss)	$271,872	$(6,042)
Adjustments to reconcile to cash from operating activities:
Depreciation, depletion and amortization	32,210	25,797
Accretion on asset retirement obligations	4,430	5,437
Deferred income taxes	—	372
Employee stock-based compensation expense	8,203	3,885
Amortization relating to financing activities	770	1,326
Gain on disposals and divestitures, net	(352)	(188)
Reclamation work completed	(4,278)	(11,553)
Contribution to fund asset retirement obligations	(20,000)	—
Changes in:
Receivables	(399)	(18,929)
Inventories	(47,263)	(28,387)
Accounts payable, accrued expenses and other current liabilities	14,115	13,827
Income taxes, net	442	(33)
Coal derivative assets and liabilities, including margin account	15,833	(537)
Other	17,356	20,711
Cash provided by operating activities	292,939	5,686
Investing activities
Capital expenditures	(22,288)	(76,758)
Minimum royalty payments	—	(62)
Proceeds from disposals and divestitures	360	188
Proceeds from sales of short-term investments	14,450	34,981
Investments in and advances to affiliates, net	(2,088)	(1,114)
Cash used in investing activities	(9,566)	(42,765)
Financing activities
Payments on term loan	(271,537)	(750)
Proceeds from tax exempt bonds	—	44,985
Net payments on other debt	(10,134)	(9,536)
Debt financing costs	—	(1,194)
Dividends paid	(3,851)	—
Payments for taxes related to net share settlement of equity awards	(4,827)	(1,316)
Proceeds from warrants exercised	506	—
Cash (used in) provided by financing activities	(289,843)	32,189
Decrease in cash and cash equivalents, including restricted cash	(6,470)	(4,890)
Cash and cash equivalents, including restricted cash, beginning of period	$326,295	$193,445
Cash and cash equivalents, including restricted cash, end of period	$319,825	$188,555
Cash and cash equivalents, including restricted cash, end of period
Cash and cash equivalents	$318,725	$169,593
Restricted Cash	1,100	18,962
	$319,825	$188,555

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Treasury	Accumulated Other
	Common	Paid-In	Retained	Stock at	Comprehensive
	Stock	Capital	Earnings	Cost	Income	Total

	(In thousands)
Balances, January 1, 2022	$255	$784,356	$712,478	$(827,381)	$14,158	$683,866
Cumulative effect of accounting change on convertible debt	—	(39,239)	6,718	—	—	(32,521)
Dividends on common shares ($0.25/share)	—	—	(4,271)	—	—	(4,271)
Total comprehensive income (loss)	—	—	271,872	—	1,423	273,295
Employee stock-based compensation	—	8,203	—	—	—	8,203
Issuance of 71,338 shares of common stock under long-term incentive plan	1	—	—	—	—	1
Common stock withheld related to net share settlement of equity awards	—	(4,827)	—	—	—	(4,827)
Issuance of 13,239 shares of common stock for warrants exercised	—	506	—	—	—	506
Balances at March 31, 2022	$256	$748,999	$986,797	$(827,381)	$15,581	$924,252

				Treasury	Accumulated Other
	Common	Paid-In	Retained	Stock at	Comprehensive
	Stock	Capital	Earnings	Cost	(loss)	Total

	(In thousands)
Balances, January 1, 2021	$253	$767,484	$378,906	$(827,381)	$(35,701)	$283,561
Total comprehensive income (loss)	—	—	(6,042)	—	1,337	(4,705)
Employee stock-based compensation	—	3,885	18	—	—	3,903
Issuance of 59,166 shares of common stock under long-term incentive plan	1	—	—	—	—	1
Common stock withheld related to net share settlement of equity awards	—	(1,317)	—	—	—	(1,317)
Balances at March 31, 2021	$254	$770,052	$372,882	$(827,381)	$(34,364)	$281,443

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and U.S. Securities and Exchange Commission regulations. In the opinion of management, all adjustments, consisting of normal, recurring accruals considered necessary for a fair presentation, have been included. Results of operations for the three months ended March 31, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission.

2. Accounting Policies

Recently Adopted Accounting Guidance

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity's Own Equity.  ASU 2020-06 reduces the number of accounting models for convertible debt instruments. Additionally, ASU 2020-06 amends the diluted earnings per share calculation for convertible instruments by requiring the use of the if-converted method. The if-converted method assumes the conversion of convertible instruments occurs at the beginning of the reporting period and diluted weighted average shares outstanding includes the common shares issuable upon conversion of the convertible instruments. ASU 2020-06 is effective for public business entities, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company adopted ASU 2020-06 on January 1, 2022 under the modified retrospective approach.

Upon issuance of the Company's $155.3 million principal amount of 5.25 % convertible senior notes due 2025 (the "Convertible Notes") in November 2020, the Company bifurcated the debt and equity components of the Convertible Notes to long-term debt and additional paid-in capital in its consolidated balance sheet. The amount recorded to additional paid-in capital represented a debt discount that was being amortized to interest expense over the life of the Convertible Notes. As part of the adoption of ASU 2020-06, the Company (i) reversed the equity component recorded to additional paid-in capital of $39.2 million, (ii) recorded a cumulative effect of the adoption of ASU 2020-06 of $6.7 million to retained earnings, representing a reversal of the debt discount that was amortized to interest expense, and (iii) an offsetting increase in debt. See Note 8, “Debt and Financing Arrangements” for additional information.

Additionally, upon adoption of ASU 2020-06, the treasury stock method utilized by the Company to calculate earnings per share through December 31, 2021 is no longer permitted. Accordingly, the Company has transitioned to the if-converted method utilizing the modified retrospective approach, resulting in 4.2 million shares being included in the Company's weighted-average diluted shares outstanding for the quarter ended March 31, 2022.  Under the previous treasury stock method, the diluted earnings per share would have been approximately $13.73. As a result of the adoption of ASU 2020-06, diluted earnings per share decreased by $0.84 for the quarter end March 31, 2022. See Note 11, “Earnings (Loss) per Common Share” for additional information.

Recent Accounting Guidance Issued Not Yet Effective

There are no new pronouncements issued but not yet effective expected to have a material impact on the Company’s financial position, results of operations, or liquidity.

3. Accumulated Other Comprehensive Income (Loss)

The following items are included in accumulated other comprehensive income (loss) (“AOCI”), net of tax:

		Pension,
		Postretirement		Accumulated
		and Other Post-		Other
	Derivative	Employment	Available-for-	Comprehensive
	Instruments	Benefits	Sale Securities	Income (loss)

	(In thousands)
Balance at December 31, 2021	$(1,763)	$16,103	$(182)	$14,158
Unrealized gains (losses)	223	—	—	223
Amounts reclassified from accumulated other comprehensive income (loss)	1,540	(522)	182	1,200
Balances at March 31, 2022	$—	$15,581	$—	$15,581

The following amounts were reclassified out of AOCI:

	Three Months Ended March 31,		Line Item in the Consolidated
Details About AOCI Components	2022	2021	Statements of Operations

Interest rate hedges	(112)	(624)	Interest expense
Interest rate hedges (ineffective portion)	(1,428)	—	Net loss resulting from early retirement of debt
	—	—	Provision for income taxes
	$(1,540)	$(624)	Net of tax

Pension, postretirement and other post-employment benefits
Amortization of actuarial gains (losses), net [1]	$627	$(591)	Non-service related pension and postretirement benefit (costs) credits
Amortization of prior service credits	(105)	44	Non-service related pension and postretirement benefit (costs) credits
	—	—	Provision for income taxes
	$522	$(547)	Net of tax

Available-for-sale securities [2]	$(182)	$10	Interest and investment income
	—	—	Provision for income taxes
	$(182)	$10	Net of tax

1 Production-related benefits and workers’ compensation costs are included in costs of sales.

2 The gains and losses on sales of available-for-sale-securities are determined on a specific identification basis.

4. Inventories

Inventories consist of the following:

	March 31,	December 31,
	2022	2021

	(In thousands)
Coal	$113,330	$75,653
Repair parts and supplies	90,667	81,081
	$203,997	$156,734

The repair parts and supplies are stated net of an allowance for slow-moving and obsolete inventories of $2.3 million at March 31, 2022 and $2.3 million at December 31, 2021.

5. Investments in Available-for-Sale Securities

The Company has invested in marketable debt securities, primarily highly liquid U.S. Treasury securities and investment grade corporate bonds. These investments are held in the custody of a major financial institution. These securities are classified as available-for-sale securities and, accordingly, the unrealized gains and losses are recorded through other comprehensive income. During the quarter of March 31, 2022, the Company liquidated its remaining investments.

The Company’s investments in available-for-sale marketable securities are as follows:

March 31, 2022

		Gross		Allowance
		Unrealized		for - Credit	Fair
	Cost Basis	Gains	Losses	Losses	Value

(In thousands)
Available-for-sale:
U.S. government and agency securities	$—	$—	$—	$—	$—
Corporate notes and bonds	—	—	—	—	—
Total Investments	$—	$—	$—	$—	$—

	December 31, 2021

		Gross		Allowance
		Unrealized		for - Credit	Fair
	Cost Basis	Gains	Losses	Losses	Value

	(In thousands)
Available-for-sale:
U.S. government and agency securities	$6,074	$—	$(71)	$—	$6,003
Corporate notes and bonds	8,571	—	(111)	—	8,460
Total Investments	$14,645	$—	$(182)	$—	$14,463

There were no investments with unrealized losses that were owned for less than a year at March 31, 2022 and December 31, 2021, respectively. The aggregate fair value of investments with unrealized losses that were owned for over a year was $0.0 million and $14.5 million at March 31, 2022 and December 31, 2021, respectively.

The Company classifies its investments as current based on the nature of the investments and their availability to provide cash for use in current operations.

6. Derivatives

Diesel fuel price risk management

The Company is exposed to price risk with respect to diesel fuel purchased for use in its operations. The Company anticipates purchasing approximately 40 to 45 million gallons of diesel fuel for use in its operations during 2022. To protect the Company’s cash flows from increases in the price of diesel fuel for its operations, the Company purchased heating oil call options. At March 31, 2022, the Company had protected the price of expected diesel fuel purchases for 2022 with approximately 12 million gallons of heating oil call options with an average strike price of $2.61 per gallon. These positions are not designated as hedges for accounting purposes, and therefore, changes in the fair value are recorded immediately to earnings.

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

At March 31, 2022, the Company held derivatives for risk management purposes that are expected to settle in the following years:

(Tons in thousands)	2022
Coal sales	221
Coal purchases	11

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

	March 31, 2022			December 31, 2021
Fair Value of Derivatives	Asset	Liability		Asset	Liability
(In thousands)	Derivative	Derivative		Derivative	Derivative
Derivatives Not Designated as Hedging Instruments
Heating oil -- diesel purchases	8,547	—		1,219	—
Coal -- risk management	—	(12,838)		4,885	(2,203)
Total	$8,547	$(12,838)		$6,104	$(2,203)
Total derivatives	$8,547	$(12,838)		$6,104	$(2,203)
Effect of counterparty netting	—	—		(1,890)	1,890
Net derivatives as classified in the balance sheets	$8,547	$(12,838)	$(4,291)	$4,214	$(313)	$3,901

		March 31,	December 31,
		2022	2021
Net derivatives as reflected on the balance sheets (in thousands)
Heating Oil and coal	Other current assets	$8,547	$4,214
Coal	Accrued expenses and other current liabilities	(12,838)	(313)
		$(4,291)	$3,901

The Company had a current asset representing cash collateral posted to a margin account for derivative positions primarily related to coal derivatives of $2.6 million and $2.8 million at March 31, 2022 and December 31, 2021, respectively. These amounts are not included with the derivatives presented in the table above and are included in “other current assets” in the accompanying Condensed Consolidated Balance Sheets.

The effects of derivatives on measures of financial performance are as follows:

Derivatives Not Designated as Hedging Instruments (in thousands)

Three Months Ended March 31,

		Gain (Loss) Recognized
		2022	2021
Coal risk management — unrealized	(3)	$(15,519)	$(528)

Coal risk management— realized	(4)	$(9,074)	$138
Heating oil — diesel purchases	(4)	$6,801	$—

Location in statement of operations:

(1)	— Revenues
(2)	— Cost of sales
(3)	— Change in fair value of coal derivatives and coal trading activities, net
(4)	— Other operating (income) expense, net

At March 31, 2022 and 2021, the Company did not have any derivative contracts designated as hedging instruments, respectively.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31,	December 31,
	2022	2021

	(In thousands)
Payroll and employee benefits	$44,901	$55,898
Taxes other than income taxes	64,061	61,582
Interest	4,322	3,439
Workers’ compensation	16,290	14,202
Asset retirement obligations	21,781	21,781
Coal derivatives	12,838	313
Other	15,007	10,089
	$179,200	$167,304

8. Debt and Financing Arrangements

	March 31,	December 31,
	2022	2021

	(In thousands)
Term loan due 2024 ($8.8 million face value)	$8,752	$280,353
Tax Exempt Bonds ($98.1 million face value)	98,075	98,075
Convertible Debt ($155.3 million face value)	155,250	121,617
Other	60,720	70,836
Debt issuance costs	(7,896)	(10,208)
	314,901	560,673
Less: current maturities of debt	182,611	223,050
Long-term debt	$132,290	$337,623

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

During the first quarter of 2022, the Company repaid $271.5 million of the Term Loans leaving a remaining balance of $8.8 million. The remaining balance of $8.8 million was left as certain terms and conditions governing the Term Loan are incorporated into the Company’s outstanding indebtedness. As a result of the repayment, the Company recorded $4.1 million as “net loss resulting from early retirement of debt” in the accompanying Condensed Consolidated Statement of Operations relating to deferred financing fees, original issue discount, and the ineffective portion of an interest rate swap designated as a cashflow hedge, partially offset by gains on repurchases of the Term Loans.

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

Under the Securitization Facility, Arch Receivable, Arch Resources and certain of Arch Resources’s subsidiaries party to the Securitization Facility have granted to the administrator of the Securitization Facility a first priority security interest in eligible trade accounts receivable generated by such parties from the sale of coal and all proceeds thereof. As of March 31, 2022, letters of credit totaling $67.6 million were outstanding under the facility with $42.4 million available for borrowings.

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

The amendment of the Inventory Facility extended the maturity of the facility to September 29, 2023; eliminated the provision that accelerated maturity upon Liquidity (as defined in the Inventory Facility) falling below a specified level; and reduced the minimum Liquidity requirement from $175 million to $100 million. Additionally, the amendment included provisions that reduce the advance rates for coal inventory and parts and supplies, depending on “liquidity.”

The Inventory Facility contains certain customary affirmative and negative covenants; events of default, subject to customary thresholds and exceptions; and representations, including certain cash management and reporting requirements that are customary for asset-based credit facilities. The Inventory Facility also includes a requirement to maintain liquidity equal to or exceeding $100 million at all times. As of March 31, 2022, letters of credit totaling $27.7 million were outstanding under the facility with $22.3 million available for borrowings.

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

Tax Exempt Bonds

On July 2, 2020, the West Virginia Economic Development Authority (the “Issuer”) issued $53.1 million aggregate principal amount of Solid Waste Disposal Facility Revenue Bonds (Arch Resources Project), Series 2020 (the “Tax Exempt Bonds”) pursuant to an Indenture of Trust dated as of June 1, 2020 (the “Indenture of Trust”) between the Issuer and Citibank, N.A., as trustee (the “Trustee”). On March 4, 2021, the Issuer issued an additional $45.0 million of Series 2021 Tax Exempt Bonds. The proceeds of the Tax Exempt Bonds were loaned to the Company pursuant to a Loan Agreement dated as of June 1, as supplemented by a First Amendment to Loan Agreement dated as of March 1, 2021 (collectively, the “Loan Agreement”), each between the Issuer and the Company. The Tax Exempt Bonds are payable solely from payments to be made by the Company under the Loan Agreement as evidenced by a Note from the Company to the Trustee. The proceeds of the Tax Exempt Bonds have been used to finance certain costs of the acquisition, construction, reconstruction, and equipping of solid waste disposal facilities at the Company’s Leer South development, and for capitalized interest and certain costs related to issuance of the Tax Exempt Bonds.

The Tax Exempt Bonds bear interest payable each January 1 and July 1, commencing January 1, 2021 for the Series 2020 and July 1, 2021 for the Series 2021, and have a final maturity of July 1, 2045; however, the Tax Exempt Bonds are subject to mandatory tender on July 1, 2025 at a purchase price equal to 100% of the principal amount of the Tax Exempt Bonds, plus accrued interest to July 1, 2025. The Series 2020 and Series 2021 Tax Exempt Bonds bear interest of 5% and 4.125%, respectively.

The Company utilized all of the Tax Exempt Bond proceeds in 2021.

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

The conversion rate of the Convertible Notes may be adjusted in certain circumstances, including in connection with a conversion of the Convertible Notes made following certain fundamental changes and under other circumstances set forth in the Indenture such as a declaration of a dividend.

During the first quarter of 2022, the strike price was revalued to $37.126 per share as a result of the first quarter dividend declaration. The Convertible Notes may be converted at any time after, and including, July 15, 2025 until the close of business on the second scheduled trading day immediately before the maturity date.

During the first quarter of 2022, the common stock sale condition of the Convertible Notes was satisfied. As described in the Indenture, this condition is satisfied when the closing stock price exceeds 130% of the conversion price of $37.126 per share for at least 20 trading days of the last 30 trading days prior to quarter end. As a result, the Convertible Notes are currently convertible at the election of noteholders during the second quarter of 2022 and are classified as current maturities of debt on the Company’s Consolidated Balance Sheet at March 31, 2022.

As of March 31, 2022, all of the Convertible Notes remained outstanding. In addition, from April 1, 2022 to the date of this filing, the Company has not received any conversion requests for Convertible Notes and does not anticipate receiving any conversion requests in the near term as the market value of the Convertible Notes exceeds the conversion value of the Convertible Notes. As of March 31, 2022, the if-converted value of the Convertible Notes exceeded the principal amount by $419.2 million. It is the Company’s current intent and policy to settle any conversions of notes through a combination of cash and shares.

Capped Call Transactions

In connection with the offering of the Convertible Notes, the Company entered into privately negotiated convertible note hedge transactions (collectively, the “Capped Call Transactions”). The Capped Call Transactions cover, subject to customary anti-dilution adjustments, the number of shares of the Company’s common stock that initially underlie the Convertible Notes.

The Capped Call Transactions are expected generally to reduce the potential dilution and/or offset any cash payments the Company is required to make in excess of the principal amount due upon conversion of the Convertible Notes in the event that the market price of the Company’s common stock is greater than the strike price of the Capped Call Transactions, which was initially $37.325 per share and the initial cap price was $52.255 per share. The initial call and cap prices are subject to adjustments under the terms of the underlying capped call agreements, including various transactions such as the payment of dividends. The number of shares underlying the Capped Call Transactions is 4.2 million.

Accounting Treatment of the Convertible Notes and Related Hedge Transactions

As the Capped Call Transactions meet certain accounting criteria, the Capped Call Transactions were classified as equity and are not accounted for as derivatives. Initially the proceeds from the offering of the Convertible Notes were separated into liability and equity components. On the date of issuance, the liability and equity components of the Convertible Notes were calculated to be approximately $114.5 million and $40.8 million, respectively. The amount recorded to additional paid-in capital represented a debt discount that was being amortized to interest expense over the life the Convertible Notes.

Upon issuance of the Company's $155.3 million principal amount of 5.25% convertible senior notes due 2025 (the "Convertible Notes") in November 2020, the Company bifurcated the debt and equity components of the Convertible Notes to long-term debt and additional paid-in capital in its consolidated balance sheet. The amount recorded to additional paid-in capital represented a debt discount that was being amortized to interest expense over the life of the Convertible Notes. As part of the adoption of ASU 2020-06, the Company (i) reversed the equity component recorded to additional paid-in capital of $39.2 million, (ii) recorded a cumulative effect of the adoption of ASU 2020-06 of $6.7 million to retained earnings, representing a reversal of the debt discount that was amortized to interest expense, and (iii) an offsetting increase in debt. See Note 2, “Accounting Policies” for additional information.

As of March 31, 2022, the Convertible Notes had an outstanding principal balance of $155.3 million and unamortized issuance costs of $4.4 million.

Total interest expense related to the Convertible Debt for the three months ended March 31, 2022 was $2.3 million, which was related to the contractual interest coupon of $2.0 million and $0.3 million of amortization of deferred financing fees. Total interest expense related to the Convertible Debt for the three months ended March 31, 2021 was $3.7 million and was comprised of $2.0 million related to the contractual interest coupon and $1.7 million related to the amortization of the discount on the liability component and amortization of deferred financing fees.

Interest Rate Swaps

The Company entered into a series of interest rate swaps to fix a portion of the LIBOR interest payments due under the Term Loan Debt Facility. Through the date of the prepayment, the interest rate swaps qualified for cash flow hedge accounting treatment, and as such, the change in the fair value of the interest rate swaps was recorded on the Company’s Condensed Consolidated Balance Sheets as an asset or liability with the effective portion of the gains or losses reported as a component of accumulated other comprehensive income and the ineffective portion reported in earnings. Due to the Company repaying the majority of the Term Loans, the interest rate swaps no longer qualify for cash flow hedge accounting and is considered ineffective. As a result, the Company reclassified $1.4 million from other comprehensive income to expense. Additionally, future changes in value of the interest rate swaps will be recorded to “other operating income, net” in the accompanying Condensed Consolidated Statements of Operations.

The fair value of the interest rate swaps at March 31, 2022 is a liability of $0.3 million, which is recorded within Other noncurrent liabilities. The Company realized $0.1 million of losses during the three months ended March 31, 2022, related to settlements of the interest rate swaps, which were recorded to interest expense on the Company’s Condensed Consolidated Statements of Operations. The interest rate swaps are classified as Level 2 within the fair value hierarchy.

9. Income Taxes

A reconciliation of the federal income tax provision at the statutory rate to the actual provision for income taxes follows:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Income tax provision (benefit) at statutory rate	$57,188	$(1,189)
Percentage depletion and other permanent items	(10,185)	1,660
State taxes, net of effect of federal taxes	1,215	(292)
Change in valuation allowance	(48,133)	412
Current expense associated with uncertain tax positions	376	361
Other, net	(6)	(574)
Provision for income taxes	$455	$378

10. Fair Value Measurements

The hierarchy of fair value measurements assigns a level to fair value measurements based on the inputs used in the respective valuation techniques. The levels of the hierarchy, as defined below, give the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

●	Level 1 is defined as observable inputs such as quoted prices in active markets for identical assets. Level 1 assets may include available-for-sale securities, U.S. Treasury securities, and coal swaps and futures that are submitted for clearing on the New York Mercantile Exchange.

●	Level 2 is defined as observable inputs other than Level 1 prices. These include quoted prices for similar assets or liabilities in an active market, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 assets and liabilities may include U.S. government agency securities, coal commodity contracts, and interest rate swaps with fair values derived from quoted prices in over-the-counter markets or from prices received from direct broker quotes.
●	Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. These may include the Company’s commodity option contracts (coal and heating oil) valued using modeling techniques, such as Black-Scholes, that require the use of inputs, particularly volatility, that are rarely observable.

The table below sets forth, by level, the Company’s financial assets and liabilities that are recorded at fair value in the accompanying Condensed Consolidated Balance Sheet:

	March 31, 2022
	Total	Level 1	Level 2	Level 3

	(In thousands)
Assets:
Investments in marketable securities	$—	$—	$—	$—
Derivatives	8,547	—	—	8,547
Total assets	$8,547	$—	$—	$8,547
Liabilities:
Derivatives	$13,121	$—	$13,121	$—

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

The following table summarizes the change in fair values of financial instruments categorized as Level 3.

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
(In thousands)
Balance, beginning of period	$1,219	$—
Realized and unrealized gains (losses) recognized in earnings, net	6,490	—
Purchases	998	—
Settlements	(160)	—
Ending balance	$8,547	$—

Fair Value of Long-Term Debt

At March 31, 2022 and December 31, 2021, the fair value of the Company’s debt, including amounts classified as current, was $741.9 million and $819.5 million, respectively. Fair values are based upon observed prices in an active market, when available, or from valuation models using market information, which fall into Level 2 in the fair value hierarchy.

11. Earnings (Loss) per Common Share

The Company computes basic net income (loss) per share using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities may consist of warrants, restricted stock units, and convertible debt. The dilutive effect of outstanding warrants and restricted stock units is reflected in diluted earnings per share by application of the treasury stock method. The weighted average share impact of warrants, restricted stock units, and convertible debt that were excluded from the calculation of diluted shares due to the Company incurring a net loss for the three months ending March 31, 2021 were 1,158,000 shares.

The following table provides the basic and diluted earnings per share by reconciling the numerators and denominators of the computations:

	Three Months Ended March 31,
	2022	2021
(In Thousands)
Net income (loss) attributable to common shares	$271,872	$(6,042)
Adjustment of interest expense attributable to Convertible Notes	2,309	—
Diluted net income (loss) attributable to common stockholders	274,181	(6,042)

Basic weighted average shares outstanding	15,448	15,283
Effect of dilutive securities	1,651	—
Convertible Notes (a)	4,173	—
Diluted weighted average shares outstanding	21,271	15,283
(a)	Diluted weighted average common shares outstanding includes the dilutive effect had the Company's Convertible Notes been converted at the beginning of the year ended December 31, 2022. If converted by the holder, the Company may settle in cash, shares of the Company's common stock or a combination thereof, at the Company's election. The Capped Call Transaction is anti-dilutive and is excluded from the calculation of diluted earnings per share.

12. Workers Compensation Expense

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

Workers’ compensation expense consists of the following components:

	Three Months Ended March 31,
	2022	2021

	(In thousands)
Self-insured occupational disease benefits:
Service cost	$1,498	$1,949
Interest cost(1)	1,152	1,110
Net amortization(1)	157	591
Total occupational disease	$2,807	$3,650
Traumatic injury claims and assessments	2,056	1,805
Total workers’ compensation expense	$4,863	$5,455
(1)	In accordance with the adoption of ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” these costs are recorded within Nonoperating expenses in the Condensed Consolidated Statements of Operations on the line item “Non-service related pension and postretirement benefit costs.”

13. Employee Benefit Plans

The following table details the components of pension benefit costs (credits):

	Three Months Ended March 31,
	2022	2021

Interest cost(1)	$1,093	$1,068
Expected return on plan assets(1)	(1,432)	(1,824)
Pension settlement(1)	—	—
Amortization of prior service costs (credits) (1)	(53)	(28)
Net benefit credit	$(392)	$(784)

The following table details the components of other postretirement benefit cost (credit):

	Three Months Ended March 31,
	2022	2021

Service cost	$71	$85
Interest cost(1)	501	528
Amortization of other actuarial gains (1)	(627)	—
Net benefit (credit) cost	$(55)	$613
(1)	In accordance with the adoption of ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” these costs are recorded within Nonoperating expenses in the Condensed Consolidated Statement of Operations on the line item “Non-service related pension and postretirement benefit costs.”
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

In the normal course of business, the Company is a party to certain financial instruments with off-balance sheet risk, such as bank letters of credit, performance or surety bonds, and other guarantees and indemnities related to the obligations of affiliated entities which are not reflected in the Company’s Condensed Consolidated Balance Sheets. However, the underlying liabilities that they secure, such as asset retirement obligations, workers’ compensation liabilities, and other obligations, are reflected in the Company’s Condensed Consolidated Balance Sheets.

As of March 31, 2022, the Company had outstanding surety bonds with a face amount of $586.4 million to secure various obligations and commitments and $95.3 million of letters of credit under its Securitization and Inventory Facilities used to collateralize certain obligations. The Company had posted $5.6 million in cash collateral related to various obligations; this amount is recorded within “Noncurrent assets” on the Condensed Consolidated Balance Sheets.

As of March 31, 2022, the Company’s reclamation-related obligations of $215.5 million were supported by surety bonds of $500.3 million and $20.0 million in letters of credit used to collateralize certain obligations. The Company has posted $0.6 million in cash collateral related to reclamation surety bonds. This amount is recorded within “Noncurrent assets” on the Condensed Consolidated Balance Sheets. Additionally, in the first quarter of 2022, the Company contributed an additional $20 million to a fund that will serve to defease the long-term asset retirement obligation for its thermal asset base bringing the total to $40.0 million as of March 31, 2022. This amount is recorded as “Fund for asset retirement obligations” on the Condensed Consolidated Balance Sheets.

15. Segment Information

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

Reporting segment results for the three months ended March 31, 2022 and 2021 are presented below. The Corporate, Other, and Eliminations grouping includes these charges: idle operations; change in fair value of coal derivatives and coal trading activities, net; corporate overhead; land management activities; other support functions; and the elimination of intercompany transactions.

			Corporate,
			Other and
(In thousands)	MET	Thermal	Eliminations	Consolidated

Three Months Ended March 31, 2022
Revenues	$472,171	$395,765	$—	$867,936
Adjusted EBITDA	259,003	100,500	(38,520)	320,983
Depreciation, depletion and amortization	26,952	5,032	226	32,210
Accretion on asset retirement obligation	553	3,444	433	4,430
Total assets	1,001,734	227,009	922,142	2,150,885
Capital expenditures	17,580	4,002	706	22,288

Three Months Ended March 31, 2021
Revenues	$178,781	$177,540	$1,222	$357,543
Adjusted EBITDA	41,597	13,081	(23,781)	30,897
Depreciation, depletion and amortization	20,882	4,688	227	25,797
Accretion on asset retirement obligation	508	4,419	510	5,437
Total assets	886,840	196,957	690,361	1,774,158
Capital expenditures	76,021	288	449	76,758

A reconciliation of net income (loss) to adjusted EBITDA and segment Adjusted EBITDA from coal operations follows:

	Three Months Ended March 31,
(In thousands)	2022	2021
Net income (loss)	$271,872	$(6,042)
Provision for income taxes	455	378
Interest expense, net	7,023	3,800
Depreciation, depletion and amortization	32,210	25,797
Accretion on asset retirement obligations	4,430	5,437
Non-service related pension and postretirement benefit costs	873	1,527
Net loss resulting from early retirement of debt	4,120	—
Adjusted EBITDA	$320,983	$30,897
EBITDA from idled or otherwise disposed operations	2,390	3,566
Selling, general and administrative expenses	26,648	21,480
Other	9,482	(1,265)
Segment Adjusted EBITDA from coal operations	$359,503	$54,678

16. Revenue Recognition

ASC 606-10-50-5 requires that entities disclose disaggregated revenue information in categories (such as type of goods or services, geography, market, type of contract, etc.) that depict how the nature, amount, timing, and uncertainty of revenue and cash flow are affected by economic factors. ASC 606-10-55-89 explains that the extent to which an entity’s revenue is disaggregated depends on the facts and circumstances that pertain to the entity’s contracts with customers and that some entities may need to use more than one type of category to meet the objective for disaggregating revenue.

In general, the Company’s business segmentation is aligned according to the nature and economic characteristics of its coal and customer relationships and provides meaningful disaggregation of each segment’s results. The Company has further disaggregated revenue between North America and Seaborne revenues which depicts the pricing and contract differences between the two. North America revenue is characterized by contracts with a term of one year or longer and typically the pricing is fixed; whereas Seaborne revenue generally is derived by spot or short term contracts with an index-based pricing mechanism.

			Corporate,
			Other and
	MET	Thermal	Eliminations	Consolidated

	(in thousands)
Three Months Ended March 31, 2022
North America revenues	$3,651	$305,563	$—	$309,214
Seaborne revenues	468,520	90,202	—	558,722

Total revenues	$472,171	$395,765	$—	$867,936

Three Months Ended March 31, 2021
North America revenues	$24,835	$164,213	$1,222	$190,270
Seaborne revenues	153,946	13,327	—	167,273

Total revenues	$178,781	$177,540	$1,222	$357,543

As of March 31, 2022, the Company has outstanding performance obligations for the remainder of 2022 of 60.3 million tons of fixed price contracts and 6.5 million tons of variable price contracts. Additionally, the Company has outstanding performance obligations beyond 2022 of approximately 65.7 million tons of fixed price contracts and 4.3 million tons of variable price contracts.

17. Leases

The Company has operating and financing leases for mining equipment, office equipment, office space and transloading terminals with remaining lease terms ranging from less than one year to approximately five years. Some of these leases include both lease and non-lease components which are accounted for as a single lease component as the Company has elected the practical expedient to combine these components for all leases. As most of the leases do not provide an implicit rate, the Company calculated the “right-of-use” (“ROU”) assets and lease liabilities using its secured incremental borrowing rate at the lease commencement date.

As of March 31, 2022 and December 31, 2021, the Company had the following ROU assets and lease liabilities within the Company’s Condensed Consolidated Balance Sheets:

		March 31,	December 31,
		2022	2021
Assets	Balance Sheet Classification
Operating lease right-of-use assets	Other noncurrent assets	$14,024	$14,646
Financing lease right-of-use assets	Other noncurrent assets	3,891	4,215
Total Lease Assets		$17,915	$18,861

Liabilities	Balance Sheet Classification
Financing lease liabilities - current	Accrued expenses and other current liabilities	$931	$917
Operating lease liabilities - current	Accrued expenses and other current liabilities	2,652	2,606
Financing lease liabilities - long-term	Other noncurrent liabilities	3,859	4,097
Operating lease liabilities - long-term	Other noncurrent liabilities	12,009	12,713
		$19,451	$20,333

Weighted average remaining lease term in years
Operating leases		4.89	5.14
Finance leases		3.00	3.25

Weighted average discount rate
Operating leases		5.5%	5.5%
Finance leases		6.4%	6.4%

Information related to leases was as follows:

	Three Months Ended March 31,
	2022	2021

Operating lease information:
Operating lease cost	$831	$846
Operating cash flows from operating leases	866	860

Financing lease information:
Financing lease cost	$393	$393
Operating cash flows from financing leases	303	303

Future minimum lease payments under non-cancellable leases as of March 31, 2022 were as follows:

	Operating	Finance
Year	Leases	Leases
	(In thousands)
2022	$2,522	$908
2023	3,356	1,210
2024	3,200	1,210
2025	3,185	2,111
2026	3,080	—
Thereafter	1,532	—
Total minimum lease payments	$16,875	$5,439
Less imputed interest	(2,214)	(649)

Total lease liabilities	$14,661	$4,790

18. Subsequent Event

On April 26, 2022, the Company announced the board approval of a quarterly fixed and variable dividend of $8.11 per share for stockholders of record on May 31, 2022, with a payment date of June 15, 2022.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, all references in this report to “Arch,” the”Company,” “we,” “us,” or “our” are to Arch Resources, Inc. and its subsidiaries.

Cautionary Notice Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended - that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “should,” “could,” “appears,” “estimates,” “expects,” “anticipates,” “intends,” “may,” “plans,” “predicts,” “projects,” “believes,” “seeks,” or “will.” Actual results may vary significantly from those anticipated due to many factors, including: impacts of the COVID-19 pandemic; changes in coal prices, which may be caused by numerous factors beyond our control, including changes in the domestic and foreign supply of and demand for coal and the domestic and foreign demand for steel and electricity; volatile economic and market conditions; operating risks beyond our control, including risks related to mining conditions, mining, processing and plant equipment failures or maintenance problems, weather and natural disasters, the unavailability of raw materials, equipment or other critical supplies, mining accidents, and other inherent risks of coal mining that are beyond our control; loss of availability, reliability and cost-effectiveness of transportation facilities and fluctuations in transportation costs; inflationary pressures and availability and price of mining and other industrial supplies; the effects of foreign and domestic trade policies, actions or disputes on the level of trade among the countries and regions in which we operate, the competitiveness of our exports, or our ability to export; competition, both within our industry and with producers of competing energy sources, including the effects from any current or future legislation or regulations designed to support, promote or mandate renewable energy sources; alternative steel production technologies that may reduce demand for our coal; the loss of key personnel or the failure to attract additional qualified personnel and the availability of skilled employees and other workforce factors; our ability to secure new coal supply arrangements or to renew existing coal supply arrangements; the loss of, or significant reduction in, purchases by our largest customers; disruptions in the supply of coal from third parties; risks related to our international growth; our relationships with, and other conditions affecting our customers and our ability to collect payments from our customers; the availability and cost of surety bonds; including potential collateral requirements; additional demands for credit support by third parties and decisions by banks, surety bond providers, or other counterparties to reduce or eliminate their exposure to the coal industry; inaccuracies in our estimates of our coal reserves; defects in title or the loss of a leasehold interest; losses as a result of certain marketing and asset optimization strategies; cyber-attacks or other security breaches that disrupt our operations, or that result in the unauthorized release of proprietary, confidential or personally identifiable information; our ability to acquire or develop coal reserves in an economically feasible manner; our ability to comply with the restrictions imposed by our Term Loan Debt Facility and other financing arrangements; our ability to service our outstanding indebtedness and raise funds necessary to repurchase Convertible Notes for cash following a fundamental change or to pay any cash amounts due upon conversion; existing and future legislation and regulations affecting both our coal mining operations and our customers’ coal usage, governmental policies and taxes, including those aimed at reducing emissions of elements such as mercury, sulfur dioxides, nitrogen oxides, particulate matter or greenhouse gases; increased pressure from political and regulatory authorities, along with environmental and climate change activist groups, and lending and investment policies adopted by financial institutions and insurance companies to address concerns about the environmental impacts of coal combustion; increased attention to environmental, social or governance matters (“ESG”); our ability to obtain and renew various permits necessary for our mining operations; risks related to regulatory agencies ordering certain of our mines to be temporarily or permanently closed under certain circumstances; risks related to extensive environmental regulations that impose significant costs on our mining operations, and could result in litigation or material liabilities; the accuracy of our estimates of reclamation and other mine closure obligations; the existence of hazardous substances or other environmental contamination on property owned or used by us; and risks related to tax legislation and our ability to use net operating losses and certain tax credits; and our ability to pay base or variable dividends in accordance with our announced capital return program. All forward-looking statements in this report, as well as all other written and oral forward-looking statements attributable to us or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in this section and elsewhere in this report. These factors are not necessarily all of the important factors that could affect us. These risks and uncertainties, as well as other risks of which we are not aware or which we currently do not believe to be material, may cause our actual future results to be materially different than those expressed in our forward-looking statements. These forward-looking statements speak only as of the date on which such statements were made, and we do not undertake to update our forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by the federal securities laws. For a description of some of the risks and uncertainties that may affect our future results, you should see the “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 and subsequent Form 10-Q filings.

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

We recognize that the COVID-19 outbreak and responses thereto also continue to impact both our customers and suppliers. We continue to communicate with them and closely monitor their developments to ensure we have access to the goods and services required to maintain our operations. In early 2022 increased case rates contributed to rail service issues that negatively impacted our export shipment volumes. We remain in close communication with our rail service providers, and work diligently with them to mitigate potential delays. Our current view of our customer demand and logistics situations are discussed in greater detail in the “Overview” section below.

Overview

Our results for the first quarter of 2022 benefited from continued improvement in metallurgical and thermal coal markets. The first quarter of 2022 was impacted by numerous events, particularly the Russian invasion of Ukraine; however, global economic growth appears to have slowed, but not reversed to date.

On February 24, 2022 Russia invaded Ukraine. Among the many humanitarian and economic impacts from the invasion, the significant disruption, and expectation for continued disruption, in global coal and energy supplies has had a significant upward impact on both coking and thermal coal indices. Russia is the third largest coal supplier to the international markets, and bans on the import of Russian coal by the European Union, Japan, and other nations will disrupt existing trading patterns, create logistical issues, and pressure the availability of supply to these markets for as long as the bans stay in place. Furthermore, financial sanctions against Russia have made US dollar denominated transactions with Russian entities difficult and riskier to conduct for jurisdictions that have not banned the import of Russian coal. Notably, India and China currently plan to continue the import of Russian coal, but there are barriers that are political, financial, and logistical, in nature to these plans. The Russian invasion of Ukraine does pose the threat of potential demand destruction to coal markets; however, to date, the evident supply disruption, far outweighs any potential demand destruction.

As expected, the December 30, 2021 explosion at the Curtis Bay Terminal, one of two United States East Coast terminals we utilize to export our coking coal product overseas, coupled with the increased COVID-19 case rates and general labor shortages our rail service providers experienced, negatively impacted our volume of coking coal shipments in the first quarter of 2022. While rail service in our Metallurgical Segment improved late in the first quarter, and Curtis Bay operated at reduced rates during the first quarter of 2022, continued improvement will be required to meet our annual shipment volume forecasts. We continue working diligently with our rail service provider, and work to secure alternative vessel loading opportunities to attain our shipment forecasts. At this time, we believe we will make up the first quarter of 2022 shipment shortfall over the course of the remainder of 2022; however, our ability to make up this shortfall will, at least in part, be based on factors that are outside of our direct control.

China’s ban on importation of Australian coal remains in place, and we believe the supply of previously impounded Australian coal that was released during the fourth quarter of 2021 has been effectively exhausted. North American coking coal supply remains constrained compared to pre-COVID-19 levels, despite historically high indices. Some new supplies have been added to the market, in particular, our new Leer South longwall operation. Still, some of the high cost coking coal mine idlings announced during 2020 remain in place, and production and logistical disruptions also constrain supply. The duration of specific supply disruptions is unknown. We believe that underinvestment in the sector in recent years underlies the current market situation. In the current environment, we expect coking coal prices to remain volatile. Longer term, we believe continued limited global capital investment in new coking coal production capacity, normal reserve depletion, and continuing economic growth will provide support to coking coal markets.

Domestic thermal coal consumption was supported by continued high natural gas prices during the first quarter of 2022. Our thermal segment shipment volume increased significantly year-over-year, but was constrained by rail service capacity. Longer term, we continue to believe thermal coal demand will remain pressured by continuing increases in subsidized renewable generation sources, particularly wind and solar, and planned retirements of coal fueled generating facilities. Currently, however; the sustained increase in natural gas prices has led to a significant economic advantage for coal fired electricity generation. We believe coal generator stockpiles are likely below desired levels at many power stations. In the wake of the Russian invasion of Ukraine, international thermal coal market indices increased to historical highs. While we are effectively completely committed for 2022 Thermal Segment sales at currently planned production levels, we do have some export volume that remains open to pricing based on these indices.

We continue to pursue other strategic alternatives for our thermal assets, including, among other things, potential divestiture. Currently, we will exercise our operational flexibility to maximize cash generation from our thermal operations, and we are currently setting aside significant funds in our thermal reclamation fund to be utilized in final mine reclamation. Longer term, we will maintain our focus on aligning our thermal production rates with the secular decline in domestic thermal coal demand, while adjusting our thermal operating plans to minimize future cash requirements and maintain flexibility to react to future short-term market fluctuations.

Results of Operations

Three Months Ended March 31, 2022 and 2021

Revenues. Our revenues include sales to customers of coal produced at our operations and coal purchased from third parties. Transportation costs are included in cost of coal sales and amounts billed by us to our customers for transportation are included in revenues.

Coal sales. The following table summarizes information about our coal sales during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	(Decrease) / Increase

	(In thousands)
Coal sales	$867,936	$357,543	$510,393
Tons sold	19,738	14,042	5,696

On a consolidated basis, coal sales in the first quarter of 2022 were approximately $510.4 million, or 142.8%, more than in the first quarter of 2021, while tons sold increased approximately 5.7 million tons, or 40.6%. Coal sales from Metallurgical operations increased approximately $293.4 million, primarily due to higher realized pricing. Thermal coal sales increased approximately $218.2 million due to increased pricing and volume. See the discussion in “Operational Performance” for further information about segment results.

Costs, expenses and other. The following table summarizes costs, expenses and other components of operating income during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Increase (Decrease) in Net Income

	(In thousands)
Cost of sales (exclusive of items shown separately below)	$508,225	$309,906	$(198,319)
Depreciation, depletion and amortization	32,210	25,797	(6,413)
Accretion on asset retirement obligations	4,430	5,437	1,007
Change in fair value of coal derivatives and coal trading activities, net	15,519	528	(14,991)
Selling, general and administrative expenses	26,648	21,480	(5,168)
Other operating income, net	(3,439)	(5,268)	(1,829)
Total costs, expenses and other	$583,593	$357,880	$(225,713)

Cost of sales. Our cost of sales for the first quarter of 2022 increased approximately $198.3 million, or 64.0%, versus the first quarter of 2021. The increase in cost of sales at ongoing operations is directly attributable to higher sales volumes and prices; which consists of increased repairs and supplies costs of approximately $75.5 million, increased transportation costs of approximately $71.2 million, and increased operating taxes and royalties resulting from higher sales prices of approximately $47.5 million. See discussion in “Operational Performance” for further information about segment results.

Depreciation, depletion and amortization. The increase in depreciation, depletion and amortization in the first quarter of 2022 versus the first quarter of 2021 is primarily due to the increased depreciation of plant and equipment and amortization of development in our Metallurgical Segment, specifically at the Leer South mine, as development has been completed.

Accretion on asset retirement obligations. The decrease in accretion expense in the first quarter of 2022 versus the first quarter of 2021 is primarily related to the timing of reclamation work completed at our Thermal operations, specifically at the Coal Creek mine.

Change in fair value of coal derivatives and coal trading activities, net. The costs in both the first quarter of 2022 and 2021 are primarily related to mark-to-market losses on coal derivatives that we had entered to hedge our price risk for planned international thermal coal shipments.

Selling, general and administrative expenses. Selling, general and administrative expenses in the first quarter of 2022 increased versus the first quarter of 2021 due to increased compensation costs of approximately $5.1 million, primarily related to higher incentive compensation accruals recorded in the first quarter of 2022, based on the projected strength of results for the year.

Other operating income, net. The decrease in other operating income, net in the first quarter of 2022 versus the first quarter of 2021, consists primarily of the net unfavorable impact of certain coal derivative settlements of approximately $9.2 million, partially offset by the favorable impact of mark to market movements on heating oil positions of approximately $6.8 million.

Nonoperating expenses. The following table summarizes our nonoperating expenses during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Increase (Decrease) in Net Income

	(In thousands)
Non-service related pension and postretirement benefit costs	$(873)	$(1,527)	$654
Net loss resulting from early retirement of debt	(4,120)	—	(4,120)
Total nonoperating expenses	$(4,993)	$(1,527)	$(3,466)

Non-service related pension and postretirement benefit costs. The decrease in non-service related pension and postretirement benefit costs is primarily due to the postretirement benefit gain amortization recorded in the first quarter of 2022 versus the postretirement benefit loss amortization recorded in the first quarter of 2021.

Net loss resulting from early retirement of debt. In the first quarter of 2022, we repaid $271.5 million of our Term Loan and recorded $4.1 million of early debt extinguishment; representing the write off of discount amortization, unamortized debt issuance costs, and the ineffective portion of the interest rate swap designated as a cash flow hedge that had been recorded in other comprehensive income.

Provision for income taxes. The following table summarizes our provision for income taxes for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Increase (Decrease) in Net Income

	(In thousands)
Provision for income taxes	$455	$378	$(77)

See Note 9, “Income Taxes” to the Condensed Consolidated Financial Statements for a reconciliation of the federal income tax provision at the statutory rate to the actual provision for income taxes.

Operational Performance

Three Months Ended March 31, 2022 and 2021

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

The following table shows results by operating segment for the three months ended March 31, 2022 and March 31, 2021.

	Three Months Ended March 31,
	2022	2021	Variance
Metallurgical
Tons sold (in thousands)	1,543	1,719	(176)
Coal sales per ton sold	$255.52	$83.76	$171.76
Cash cost per ton sold	$88.04	$59.63	$(28.41)
Cash margin per ton sold	$167.48	$24.13	$143.35
Adjusted EBITDA (in thousands)	$259,003	$41,597	$217,406
Thermal
Tons sold (in thousands)	18,195	12,292	5,903
Coal sales per ton sold	$18.85	$13.16	$5.69
Cash cost per ton sold	$13.43	$12.18	$(1.25)
Cash margin per ton sold	$5.42	$0.98	$4.44
Adjusted EBITDA (in thousands)	$100,500	$13,081	$87,419

This table reflects numbers reported under a basis that differs from U.S. GAAP. See “Reconciliation of Non-GAAP measures” below for explanation and reconciliation of these amounts to the nearest GAAP measures. Other companies may calculate these per ton amounts differently, and our calculation may not be comparable to other similarly titled measures.

Metallurgical — Adjusted EBITDA for the three months ended March 31, 2022 increased from the three months ended March 31, 2021 due to increased coal sales per ton sold, partially offset by decreased tons sold and increased cash cost per ton sold. The improvement in coal sales per ton sold over the prior year period is due to significantly higher coking coal indices. Already elevated indices increased further due to the supply disruption from the Russian invasion of Ukraine discussed previously in the Overview. As expected, our volume of tons sold in the first quarter of 2022 was negatively impacted by rail service issues, including those related to increased COVID-19 case rates and general labor shortages experienced by our rail service provider, and the disruption at Curtis Bay. Cash cost per ton sold increased due to the reduced volume, increased taxes and royalties that are based on a percentage of coal sales per ton sold, and general inflationary pressure on most goods and services.

The ramp up of our Leer South longwall operation is nearly complete as we are currently approaching planned productivity levels. The addition of this second longwall operation to our Metallurgical Segment is expected to significantly increase our future volumes and strengthen our low average segment cost structure relative to our peers.

Our Metallurgical Segment sold 1.5 million tons of coking coal and 0.1 million tons of associated thermal coal in the three months ended March 31, 2022, compared to 1.5 million tons of coking coal and 0.2 million tons of associated thermal coal in the three months ended March 31, 2021. Longwall operations accounted for approximately 74% of our shipment volume in the three months ended March 31, 2022, compared to approximately 58% of our shipment volume in the three months ended March 31, 2021, which was prior to the start up of our Leer South operation.

Thermal — Adjusted EBITDA for the three months ended March 31, 2022 increased versus the three months ended March 31, 2021, due to increased tons sold and coal sales per ton sold, partially offset by increased cash cost per ton sold. The improvement in coal sales per ton sold and tons sold in the current year period is due to the significant quantity of high-priced domestic business we were able to contract during the second half of 2021, when the prices of domestic thermal coal increased to historically high levels due to high natural gas prices. Coal sales per ton sold in the current period also benefitted from historically high international thermal coal indices upon which most of our export thermal sales are priced. In the near term, elevated natural gas pricing continues to support domestic coal based electricity generation and international thermal coal indices. Cash cost per ton sold increased due to increased taxes and royalties that are based on a percentage of coal sales per ton sold, and general inflationary pressure on most goods and services, particularly diesel fuel, partially offset by the increased sales volume.

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

			Idle and
Three Months Ended March 31, 2022	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Revenues in the Condensed Consolidated Statements of Operations	$472,171	$395,765	$—	$867,936
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	—	9,074	—	9,074
Coal sales revenues from idled or otherwise disposed operations not included in segments	—	—	(1)	(1)
Transportation costs	77,863	43,744	1	121,608
Non-GAAP Segment coal sales revenues	$394,308	$342,947	$—	$737,255
Tons sold	1,543	18,195
Coal sales per ton sold	$255.52	$18.85

			Idle and
Three Months Ended March 31, 2021	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Revenues in the Condensed Consolidated Statements of Operations	$178,781	$177,540	$1,222	$357,543
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	(690)	552	—	(138)
Coal sales revenues from idled or otherwise disposed operations not included in segments	—	—	1,217	1,217
Transportation costs	35,489	15,167	5	50,661
Non-GAAP Segment coal sales revenues	$143,982	$161,821	$—	$305,803
Tons sold	1,719	12,292
Coal sales per ton sold	$83.76	$13.16

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

			Idle and
Three Months Ended March 31, 2022	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Cost of sales in the Condensed Consolidated Statements of Operations	$213,728	$288,084	$6,413	$508,225
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other income"	—	27	—	27
Transportation costs	77,863	43,744	1	121,608
Cost of coal sales from idled or otherwise disposed operations not included in segments	—	—	3,704	3,704
Other (operating overhead, certain actuarial, etc.)	—	—	2,708	2,708
Non-GAAP Segment cash cost of coal sales	$135,865	$244,313	$—	$380,178
Tons sold	1,543	18,195
Cash Cost Per Ton Sold	$88.04	$13.43

			Idle and
Three Months Ended March 31, 2021	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Cost of sales in the Condensed Consolidated Statements of Operations	$138,002	$164,941	$6,963	$309,906
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other income"	—	—	—	—
Transportation costs	35,489	15,167	5	50,661
Cost of coal sales from idled or otherwise disposed operations not included in segments	—	—	5,218	5,218
Other (operating overhead, certain actuarial, etc.)	—	—	1,740	1,740
Non-GAAP Segment cash cost of coal sales	$102,513	$149,774	$—	$252,287
Tons sold	1,719	12,292
Cash Cost Per Ton Sold	$59.63	$12.18

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

	Three Months Ended March 31,
	2022	2021

Net income (loss)	$271,872	$(6,042)
Provision for income taxes	455	378
Interest expense, net	7,023	3,800
Depreciation, depletion and amortization	32,210	25,797
Accretion on asset retirement obligations	4,430	5,437
Non-service related pension and postretirement benefit costs	873	1,527
Net loss resulting from early retirement of debt	4,120	—
Adjusted EBITDA	320,983	30,897
EBITDA from idled or otherwise disposed operations	2,390	3,566
Selling, general and administrative expenses	26,648	21,480
Other	9,482	(1,265)
Segment Adjusted EBITDA from coal operations	$359,503	$54,678

Other includes primarily income from our equity investment, changes in fair value of derivatives we use to manage our exposure to diesel fuel pricing, changes in the fair value of coal derivatives and coal trading activities, EBITDA provided by our land company, and certain miscellaneous revenue.

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

In light of the reduced capital requirements and current favorable pricing environment, we generated significant cash flows in the first quarter of 2022 and expect cash flows to remain very strong for the remainder of 2022. During the quarter, capital expenditures were approximately $22.3 million, and we expect our capital spending to remain at maintenance levels for the foreseeable future. As evidenced throughout the quarter, our priority is to improve our financial position through enhancing liquidity and reducing our debt and other liabilities, while returning significant value to our stockholders. We plan to maintain a net debt neutral level on our balance sheet as we achieved during the current quarter. During the first quarter of 2022, we repaid $271.5 million of our Term Loans and contributed an additional $20.0 million into our thermal ARO fund to pay for future ARO costs at our legacy thermal operations. During the remainder of 2022, we plan to make additional contributions to the thermal ARO fund and expect total contributions for the remainder of the year to be at least $90 million, if market conditions remain favorable. We ended the first quarter with cash and cash equivalents of $318.7 million and total liquidity of $386.0 million. We believe our current liquidity level is sufficient to fund our business and meet both our short-term (the next twelve months) and reasonably foreseeable long-term requirements and obligations. As we expect our liquidity to grow in the near term, we have implemented our variable rate dividend policy in a manner that will target liquidity levels of at least $350 million.

We believe we have significantly increased our future cash-generating capabilities, and as a result, in the second quarter of 2022, we launched an adjusted and more comprehensive capital return program. We will be returning to stockholders approximately 50% of the prior quarter’s discretionary cash flow via a variable rate quarterly cash dividend that will complement our existing fixed rate cash dividend of $0.25 per share. The remaining 50% of our discretionary cash flow will be reserved for potential share buybacks, special dividends, the repurchase of potentially dilutive securities, and capital preservation. Any future dividends and all of these potential uses of capital are subject to board approval and declaration. Any shares acquired would be in the open market or through private transactions in accordance with Securities and Exchange Commission requirements.

The combined fixed and variable dividend payment of $8.11 per share will be made to stockholders of record as of May 31, 2022, payable on June 15, 2022.

The table below summarizes our first quarter discretionary cash flow and total dividend payout:

Three Months Ended March 31,
2022

Cash flow from operating activities	$292,939
Less: Capital expenditures	(22,288)
Discretionary cash flow	$270,651
Variable dividend percentage	50%
Total dividend to be paid	$135,326

Total dividend per share (variable and fixed)	$8.11

During the first quarter of 2022, we repaid $271.5 million of our Term Loans. The remaining balance of $8.8 million was left as certain terms and conditions governing the Term Loans are incorporated into our outstanding indebtedness. We will continue to make quarterly principal amortization payments in an amount equal to $750,000. The Term Loan Debt Facility will mature on March 7, 2024. For further information regarding the Term Loan Debt Facility, see Note 8, “Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements.

We have a trade accounts receivable securitization facility provided to Arch Receivable Company, LLC, a special-purpose entity that is a wholly owned subsidiary of Arch Resources (“Arch Receivable”) (the “Securitization Facility”), which supports the issuance of letters of credit and requests for cash advances. The size of the facility is $110 million and the facility has a maturity date of September 29, 2023. For further information regarding the Securitization Facility see Note 8, “Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements.

We have a $50 million senior secured inventory-based revolving credit facility (the “Inventory Facility”) with Regions Bank (“Regions”) as administrative agent and collateral agent, as lender and swingline lender (in such capacities, the “Lender”) and as letter of credit issuer in an aggregate principal amount. The facility has a minimum liquidity requirement of $100 million and a maturity date of September 29, 2023. For further information regarding the Inventory Facility, see Note 8, “Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements.

The table below summarizes our availability under our credit facilities as of March 31, 2022:

			Letters of
		Borrowing	Credit		Contractual
	Face Amount	Base	Outstanding	Availability	Expiration
	(Dollars in thousands)
Securitization Facility	$110,000	$110,000	$67,623	$42,377	September 29, 2023
Inventory Facility	50,000	50,000	27,712	22,288	September 29, 2023
Total	$160,000	$160,000	$95,335	$64,665

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

We have outstanding an aggregate of $98.1 million of Tax Exempt Bonds issued by the West Virginia Economic Development Authority. The proceeds of the Tax Exempt Bonds were used to finance certain costs of the acquisition, construction, reconstruction, and equipping of solid waste disposal facilities at our Leer South development, and for capitalized interest and certain costs related to the issuance of the Tax Exempt Bonds. As of March 31, 2022, we have utilized all of the Tax Exempt Bond proceeds. For further information regarding the Tax Exempt Bonds, see Note 8, “Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements.

We issued $155.3 million in aggregate principal amount of 5.25% convertible senior notes due 2025 (“Convertible Notes” or “Convertible Debt”) in 2020. The Convertible Notes bear interest at the annual rate of 5.25%, payable semiannually in arrears on May 15 and November 15 of each year, and will mature on November 15, 2025, unless earlier converted, redeemed or repurchased by us. During the first quarter of 2022, the common stock price condition of the Convertible Notes was satisfied, as the closing stock price exceeded 130% of the conversion price of approximately $37.126 for at least 20 trading days of the last 30 trading days prior to quarter end. As a result, the Convertible Notes are convertible at the election of the noteholders during the second quarter. We adopted ASU 2020-06 on January 1, 2022, and as a result, the entire $155.3 million of the Convertible Notes is included in current maturities of debt on our Condensed Consolidated Balance Sheet at March 31, 2022. As of the date of this Quarterly Report on Form 10-Q, we have not received any conversion requests for the Convertible Notes and do not anticipate receiving any conversion requests as the market value of the Convertible Notes exceeds the conversion value of the Convertible Notes. As of March 31, 2022, the if-converted value of the Convertible Notes exceeded the principal amount by $419.2 million. For further information regarding the Convertible Notes, see Note 8, “Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements.

Contractual Obligations

Our contractual obligations include long-term debt and related interest, leases, coal lease rights, coal purchase obligations, and unconditional purchase obligations. As discussed above, during the first quarter of 2022, we repaid $271.5 million of our Term Loans which has reduced our long-term debt. There have been no other material changes to our contractual obligations from our Annual Report on Form 10-K for the year ended December 31, 2021. For further information regarding the Term Loan Debt Facility, see Note 8, “Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements.

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to certain off-balance sheet arrangements. These arrangements include guarantees, indemnifications, financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds. Liabilities related to these arrangements are not reflected in our consolidated balance sheets, and we do not expect any material adverse effects on our financial condition, results of operations or cash flows to result from these off-balance sheet arrangements. We use a combination of surety bonds and letters of credit to secure our financial obligations for reclamation, workers’ compensation, coal lease obligations and other obligations. There have been no material changes to our off-balance sheet arrangements from our Annual Report on Form 10-K for the year ended December 31, 2021. For further information regarding off-balance sheet arrangements, see Note 14, “Commitments and Contingencies” to the Condensed Consolidated Financial Statements.

Cash Flow

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
(In thousands)
Cash provided by (used in):
Operating activities	$292,939	$5,686
Investing activities	(9,566)	(42,765)
Financing activities	(289,843)	32,189

Cash provided by operating activities increased in the three months ended March 31, 2022 versus the three months ended March 31, 2021 mainly due to the improvement in results from operations discussed in the “Overview” and “Operational Performance” sections above, partially offset by the additional funding to the thermal ARO fund of approximately $20 million in first quarter of 2022.

Cash used in investing activities decreased in the three months ended March 31, 2022 versus the three months ended March 31, 2021 primarily due to the decreased capital expenditures of approximately $54 million resulting from the completion of the Leer South development in 2021, partially offset by a net decrease in proceeds from sale of short-term investments of approximately $21 million.

Cash was used in financing activities during the three months ended March 31, 2022 compared to cash provided by financing activities during the three months ended March 31, 2021 primarily due to the repayment of the Term Loans of approximately $272 million in the first quarter of 2022, the proceeds from the 2021 Tax Exempt Bonds of approximately $45 million in the first quarter of 2021, and a dividend payment of approximately $4 million paid in the first quarter of 2022.

Critical Accounting Estimates

We prepare our financial statements in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Management bases our estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. There have been no material changes to our critical accounting estimates from our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Our sales commitments for 2022 were as follows as of March 31, 2022:

	2022
	Tons	$per ton
Metallurgical	(in millions)
Committed, North America Priced Coking	0.7	$214.77
Committed, North America Unpriced Coking	0.2
Committed, Seaborne Priced Coking	1.7	266.26
Committed, Seaborne Unpriced Coking	3.2

Committed, Priced Thermal	0.4	27.14
Committed, Unpriced Thermal	—

Thermal
Committed, Priced	77.9	$17.96
Committed, Unpriced	2.5

We are exposed to fluctuations in the fair value of coal derivatives that we enter into to manage the price risk related to future coal sales, but for which we do not elect hedge accounting. Gains or losses on these derivative instruments would be largely offset in the pricing of the physical coal sale. During the three months ended March 31, 2022, Value at Risk “VaR” for our risk management positions that are recorded at fair value through earnings ranged from $1.6 million to $19.5 million. The linear mean of each daily VaR was $6.0 million. The final VaR at March 31, 2022 was $8.6 million.

We monitor and manage market price risk for our hedging activities with a variety of tools, including VaR, position limits, management alerts for mark to market monitoring and loss limits, scenario analysis, sensitivity analysis and review of daily changes in market dynamics. Management believes that presenting high, low, end of year and average VaR is the best available method to give investors insight into the level of commodity risk of our risk management positions. Illiquid positions, such as long-dated trades that are not quoted by brokers or exchanges, are not included in VaR.

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

We are exposed to price risk with respect to diesel fuel purchased for use in our operations. We anticipate purchasing approximately 40 to 45 million gallons of diesel fuel for use in our operations annually. To protect our cash flows from increases in the price of diesel fuel for our operations, we use forward physical diesel purchase contracts, purchased heating oil call options and New York Mercantile Exchange (“NYMEX”) gulf coast diesel swaps and options. At March 31, 2022, the Company had protected the price of expected diesel fuel purchases for 2022 with approximately 12 million gallons of heating oil call options with an average strike price of $2.61 per gallon. These positions are not designated as hedges for accounting purposes, and therefore, changes in the fair value are recorded immediately to earnings.

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

Item 4.Controls and Procedures

We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date. There were no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the “Risk Factors” disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 except for the following additional risk factor:

We may not be able to pay dividends or repurchase shares of our common stock in accordance with our announced intent or at all.

The Board of Directors’ determinations regarding fixed or variable dividends and share repurchases will depend on a variety of factors, including our net income, cash flow generated from operations or other sources, liquidity position and potential alternative uses of cash, such as acquisitions and organic growth opportunities, as well as economic conditions and expected future financial results.

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

The frequency and amount of dividends, if any, may vary significantly from amounts paid in previous periods. The Company can provide no assurance that it will continue to pay fixed or variable dividends or repurchase shares. Any failure to pay dividends or repurchase shares of our common stock could negatively impact our reputation, lessen investor confidence in us, and cause the market price of our common stock to decline.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On April 17, 2019, the Board of Directors authorized an additional $300 million to the share repurchase program, bringing the total authorization since the program’s launch to $1.05 billion. The timing of any future share purchases, and the ultimate number of shares to be purchased, will depend on a number of factors, including business and market conditions, our future financial performance, and other capital priorities. The shares will be acquired in the open market or through private transactions in accordance with Securities and Exchange Commission requirements. The share repurchase program has no termination date, but may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock. The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market conditions. We did not purchase any shares of our common stock under this program for the quarter ended March 31, 2022.

As of March 31, 2022, we had approximately $223 million remaining authorized for stock repurchases under this program.

Item 4.Mine Safety Disclosures

The statement concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022.

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

4.4

Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.4 of Arch Resources’s Annual Report Report on Form 10-K for the year ended December 31, 2019).

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

10.15

Sixth Amendment to Third Amended and Restated Receivables Purchase Agreement dated as of October 8, 2021 among Arch Receivable Company, LLC, as seller, Arch Coal Sales Company, Inc., as servicer, PNC Bank, National Association as administrator and issuer of letters of credit thereunder and the other parties party thereto, as securitization purchasers (incorporated by reference to Exhibit 10.15 of Arch Resources Quarterly Report on Form 10-Q for the period ended September 30, 2021).

10.16

Second Amended and Restated Purchase and Sale Agreement among Arch Resources, Inc. and certain subsidiaries of Arch Resources, Inc., as originators (incorporated by reference to Exhibit 10.3 of Arch Resources’s Current Report on Form 8-K filed on October 11, 2016).

10.17

First Amendment to the Second Amended and Restated Purchase and Sale Agreement, dated as of December 21, 2016, among Arch Resources, Inc. and certain subsidiaries of Arch Resources, Inc., as originators (incorporated by reference to Exhibit 10.7 of Arch Resources’s Quarterly on Form 10-Q filed for the period ended September 30, 2017).

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (1) Condensed Consolidated Statement of Operations, (2) Condensed Consolidated Statements of Comprehensive Income (Loss), (3) Condensed Consolidated Balance Sheets, (4) Condensed Consolidated Statements of Cash Flows, (5) Condensed Consolidated Statements of Stockholders’ Equity and (6) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Denotes a management contract or compensatory plan or arrangement.

**Furnished herein

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arch Resources, Inc.

By:	/s/ Matthew C. Giljum
Matthew C. Giljum
Senior Vice President and Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)

April 26, 2022