Form 10-Q
period 2022-06-30
ARCH RESOURCES, INC.
filed 2022-07-28
CIK 1037676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

or

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

At July 21, 2022 there were 18,553,129 shares of the registrant’s common stock outstanding.

Part I

FINANCIAL INFORMATION

Item 1.Financial Statements.

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Income Statements

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(Unaudited)		(Unaudited)
Revenues	$1,133,358	$450,389	$2,001,294	$807,932
Costs, expenses and other operating
Cost of sales (exclusive of items shown separately below)	639,760	355,329	1,147,985	665,235
Depreciation, depletion and amortization	32,780	27,884	64,990	53,681
Accretion on asset retirement obligations	4,430	5,437	8,860	10,874
Change in fair value of coal derivatives and coal trading activities, net	1,877	8,762	17,396	9,290
Selling, general and administrative expenses	26,516	24,119	53,164	45,599
Other operating expense (income), net	5,238	(4,347)	1,799	(9,615)
	710,601	417,184	1,294,194	775,064

Income from operations	422,757	33,205	707,100	32,868

Interest expense, net
Interest expense	(5,138)	(2,941)	(12,185)	(7,069)
Interest and investment income	528	147	552	474
	(4,610)	(2,794)	(11,633)	(6,595)

Income before nonoperating expenses	418,147	30,411	695,467	26,273

Nonoperating expenses
Non-service related pension and postretirement benefit costs	(459)	(539)	(1,332)	(2,066)
Net loss resulting from early retirement of debt	(9,629)	—	(13,749)	—
	(10,088)	(539)	(15,081)	(2,066)

Income before income taxes	408,059	29,872	680,386	24,207
Provision for income taxes	496	2,006	951	2,383
Net income	$407,563	$27,866	$679,435	$21,824

Net income per common share
Basic earnings per share	$24.26	$1.82	$42.14	$1.43
Diluted earnings per share	$19.30	$1.66	$32.21	$1.31
Weighted average shares outstanding
Basic weighted average shares outstanding	16,801	15,294	16,124	15,289
Diluted weighted average shares outstanding	21,452	16,756	21,362	16,598
Dividends declared per common share	$8.11	$—	$8.36	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(Unaudited)		(Unaudited)
Net income	$407,563	$27,866	$679,435	$21,824

Derivative instruments
Comprehensive income before tax	—	637	1,763	1,327
Income tax benefit (provision)	—	—	—	—
	—	637	1,763	1,327
Pension, postretirement and other post-employment benefits
Comprehensive income (loss) before tax	(8,901)	3,963	(9,423)	4,510
Income tax benefit (provision)	—	—	—	—
	(8,901)	3,963	(9,423)	4,510
Available-for-sale securities
Comprehensive income (loss) before tax	—	(16)	182	84
Income tax benefit (provision)	—	—	—	—
	—	(16)	182	84

Total other comprehensive income (loss)	(8,901)	4,584	(7,478)	5,921
Total comprehensive income	$398,662	$32,450	$671,957	$27,745

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	June 30, 2022	December 31, 2021
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$281,944	$325,194
Short-term investments	—	14,463
Restricted cash	1,100	1,101
Trade accounts receivable (net of $0 allowance at June 30, 2022 and December 31, 2021)	457,883	324,304
Other receivables	12,847	8,271
Inventories	212,752	156,734
Other current assets	54,805	52,804
Total current assets	1,021,331	882,871
Property, plant and equipment, net	1,108,926	1,120,043
Other assets
Equity investments	16,786	15,403
Fund for asset retirement obligations	100,000	20,000
Other noncurrent assets	66,604	78,843
Total other assets	183,390	114,246
Total assets	$2,313,647	$2,117,160

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$165,143	$131,986
Accrued expenses and other current liabilities	191,125	167,304
Current maturities of debt	55,920	223,050
Total current liabilities	412,188	522,340
Long-term debt	127,107	337,623
Asset retirement obligations	194,249	192,672
Accrued pension benefits	591	1,300
Accrued postretirement benefits other than pension	74,300	73,565
Accrued workers’ compensation	222,289	224,105
Other noncurrent liabilities	94,215	81,689
Total liabilities	1,124,939	1,433,294
Stockholders' equity
Common stock, $0.01 par value, authorized 300,000 shares, issued 28,642 and 25,481 shares at June 30, 2022 and December 31, 2021, respectively	286	255
Paid-in capital	774,144	784,356
Retained earnings	1,234,979	712,478
Treasury stock, 10,088 shares at June 30, 2022 and December 31, 2021, respectively, at cost	(827,381)	(827,381)
Accumulated other comprehensive income	6,680	14,158
Total stockholders’ equity	1,188,708	683,866
Total liabilities and stockholders’ equity	$2,313,647	$2,117,160

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2022	2021

Operating activities	(Unaudited)
Net income	$679,435	$21,824
Adjustments to reconcile to cash from operating activities:
Depreciation, depletion and amortization	64,990	53,681
Accretion on asset retirement obligations	8,860	10,874
Deferred income taxes	—	11
Employee stock-based compensation expense	14,552	8,498
Amortization relating to financing activities	1,130	3,110
Gain on disposals and divestitures, net	(697)	(413)
Reclamation work completed	(8,204)	(28,218)
Contribution to fund for asset retirement obligations	(80,000)	—
Changes in:
Receivables	(138,155)	(49,568)
Inventories	(56,018)	(36,523)
Accounts payable, accrued expenses and other current liabilities	37,083	14,590
Income taxes, net	427	2,337
Coal derivative assets and liabilities, including margin account	17,710	381
Other	20,054	25,525
Cash provided by operating activities	561,167	26,109
Investing activities
Capital expenditures	(53,157)	(147,957)
Minimum royalty payments	(1,000)	(1,124)
Proceeds from disposals and divestitures	1,547	438
Proceeds from sales of short-term investments	14,450	68,986
Investments in and advances to affiliates, net	(4,027)	(1,114)
Cash used in investing activities	(42,187)	(80,771)
Financing activities
Payments on term loan due 2024	(272,288)	(1,500)
Proceeds from tax exempt bonds	—	44,985
Payments on convertible debt	(129,941)	—
Net payments on other debt	(19,939)	(18,795)
Debt financing costs	—	(1,537)
Dividends paid	(154,567)	—
Payments for taxes related to net share settlement of equity awards	(4,908)	(1,316)
Proceeds from warrants exercised	19,412	—
Cash (used in) provided by financing activities	(562,231)	21,837
Decrease in cash and cash equivalents, including restricted cash	(43,251)	(32,825)
Cash and cash equivalents, including restricted cash, beginning of period	$326,295	$193,445
Cash and cash equivalents, including restricted cash, end of period	$283,044	$160,620
Cash and cash equivalents, including restricted cash, end of period
Cash and cash equivalents	$281,944	$153,516
Restricted Cash	1,100	7,104
	$283,044	$160,620

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Treasury	Accumulated Other
	Common	Paid-In	Retained	Stock at	Comprehensive
	Stock	Capital	Earnings	Cost	Income	Total

	(In thousands)
Balances at January 1, 2022	$255	$784,356	$712,478	$(827,381)	$14,158	$683,866
Cumulative effect of accounting change on convertible debt	—	(39,239)	6,718	—	—	(32,521)
Dividends on common shares ($0.25/share)	—	—	(3,851)	—	—	(3,851)
Dividend Equivalents earned on RSU grants	—	—	(420)	—	—	(420)
Total comprehensive income	—	—	271,872	—	1,423	273,295
Employee stock-based compensation	—	8,203	—	—	—	8,203
Issuance of 71,338 shares of common stock under long-term incentive plan	1	—	—	—	—	1
Common stock withheld related to net share settlement of equity awards	—	(4,827)	—	—	—	(4,827)
Issuance of 13,239 shares of common stock for warrants exercised	—	506	—	—	—	506
Balances at March 31, 2022	$256	$748,999	$986,797	$(827,381)	$15,581	$924,252

Dividends on common shares ($8.11/share)	—	—	(150,716)	—	—	(150,716)
Dividend equivalents earned on RSU grants	—	—	(8,665)	—	—	(8,665)
Employee stock-based compensation	—	6,349	—	—	—	6,349
Common stock withheld related to net share settlement of equity awards	—	(81)	—	—	—	(81)
Total comprehensive income (loss)	—	—	407,563	—	(8,901)	398,662
Issuance of 2,630,272 shares of common stock for convertible debt exchanged	26	(29)	—	—	—	(3)
Issuance of 445,497 shares of common stock for warrants exercised	4	18,906	—	—	—	18,910
Balances at June 30, 2022	$286	$774,144	$1,234,979	$(827,381)	$6,680	$1,188,708

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Treasury	Accumulated Other
	Common	Paid-In	Retained	Stock at	Comprehensive
	Stock	Capital	Earnings	Cost	(loss)	Total

	(In thousands)
Balances at January 1, 2021	$253	$767,484	$378,906	$(827,381)	$(35,701)	$283,561
Total comprehensive income (loss)	—	—	(6,042)	—	1,337	(4,705)
Employee stock-based compensation	—	3,885	18	—	—	3,903
Issuance of 59,166 shares of common stock under long-term incentive plan	1	—	—	—	—	1
Common stock withheld related to net share settlement of equity awards	—	(1,317)	—	—	—	(1,317)
Balances at March 31, 2021	$254	$770,052	$372,882	$(827,381)	$(34,364)	$281,443

Total comprehensive income	—	—	27,866	—	4,584	32,450
Employee stock-based compensation	—	4,613	23	—	—	4,636
Balances at June 30, 2021	$254	$774,665	$400,771	$(827,381)	$(29,780)	$318,529

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and U.S. Securities and Exchange Commission regulations. In the opinion of management, all adjustments, consisting of normal, recurring accruals considered necessary for a fair presentation, have been included. Results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission.

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

Upon issuance of the Company's $155.3 million principal amount of 5.25 % convertible senior notes due 2025 (the "Convertible Notes" or “Convertible Debt”) in November 2020, the Company bifurcated the debt and equity components of the Convertible Notes to long-term debt and additional paid-in capital in its consolidated balance sheet. The amount recorded to additional paid-in capital represented a debt discount that was being amortized to interest expense over the life of the Convertible Notes. As part of the adoption of ASU 2020-06, the Company (i) reversed the equity component recorded to additional paid-in capital of $39.2 million, (ii) recorded a cumulative effect of the adoption of ASU 2020-06 of $6.7 million to retained earnings, representing a reversal of the debt discount that was amortized to interest expense, and (iii) an offsetting increase in debt. See Note 8, “Debt and Financing Arrangements” for additional information.

Additionally, upon adoption of ASU 2020-06, the treasury stock method utilized by the Company to calculate earnings per share through December 31, 2021 is no longer permitted. Accordingly, the Company has transitioned to the if-converted method utilizing the modified retrospective approach.  For the three and six months ended June 30, 2022, under the previous treasury stock method, the diluted earnings per share would have been approximately $19.68 and $33.55, respectively. As a result of the adoption of ASU 2020-06, diluted earnings per share decreased by $0.38 and $1.34 for the three and six months ended June 30, 2022.

Recent Accounting Guidance Issued Not Yet Effective

There are no new pronouncements issued but not yet effective expected to have a material impact on the Company’s financial position, results of operations, or liquidity.

3. Accumulated Other Comprehensive Income (Loss)

The following items are included in accumulated other comprehensive income (loss) (“AOCI”), net of tax:

		Pension,
		Postretirement		Accumulated
		and Other Post-		Other
	Derivative	Employment	Available-for-	Comprehensive
	Instruments	Benefits	Sale Securities	Income (loss)

	(In thousands)
Balances at December 31, 2021	$(1,763)	$16,103	$(182)	$14,158
Unrealized gains (losses)	223	(7,963)	—	(7,740)
Amounts reclassified from accumulated other comprehensive income (loss)	1,540	(1,460)	182	262
Balances at June 30, 2022	$—	$6,680	$—	$6,680

The following amounts were reclassified out of AOCI:

	Three Months Ended June 30,		Six Months Ended June 30,		Line Item in the Consolidated
Details About AOCI Components	2022	2021	2022	2021	Income Statements

	(In thousands)
Interest rate hedges	—	(632)	(112)	(1,256)	Interest expense
Interest rate hedges (ineffective portion)			(1,428)	—	Net loss resulting from early retirement of debt
	—	—	—	—	Provision for income taxes
	$—	$(632)	$(1,540)	$(1,256)	Net of tax

Pension, postretirement and other post-employment benefits
Amortization of actuarial gains (losses), net [1]	$346	$(590)	$973	$(1,181)	Non-service related pension and postretirement benefit (costs) credits
Amortization of prior service credits	177	43	73	87	Non-service related pension and postretirement benefit (costs) credits
Pension settlement	414	988	414	988	Non-service related pension and postretirement benefit (costs) credits
					Total before tax
	—	—	—	—	Provision for income taxes
	$937	$441	$1,460	$(106)	Net of tax

Available-for-sale securities [2]	$—	$14	$(182)	$24	Interest and investment income
	—	—	—	—	Provision for income taxes
	$—	$14	$(182)	$24	Net of tax

1 Production-related benefits and workers’ compensation costs are included in costs of sales.

2 The gains and losses on sales of available-for-sale-securities are determined on a specific identification basis.

4. Inventories

Inventories consist of the following:

	June 30,	December 31,
	2022	2021

	(In thousands)
Coal	$112,081	$75,653
Repair parts and supplies	100,671	81,081
	$212,752	$156,734

The repair parts and supplies are stated net of an allowance for slow-moving and obsolete inventories of $2.4 million at June 30, 2022 and $2.3 million at December 31, 2021.

5. Investments in Available-for-Sale Securities

The Company has invested in marketable debt securities, primarily highly liquid U.S. Treasury securities and investment grade corporate bonds. These investments are held in the custody of a major financial institution. These securities are classified as available-for-sale securities and, accordingly, the unrealized gains and losses are recorded through other comprehensive income. During the six months ended June 30, 2022, the Company liquidated its remaining investments.

The Company’s investments in available-for-sale marketable securities are as follows at December 31, 2021:

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

6. Derivatives

Diesel fuel price risk management

The Company is exposed to price risk with respect to diesel fuel purchased for use in its operations. The Company anticipates purchasing approximately 40 to 45 million gallons of diesel fuel for use in its operations during 2022. To protect the Company’s cash flows from increases in the price of diesel fuel for its operations, the Company has purchased heating oil call options. At June 30, 2022, the Company had protected the price of expected diesel fuel purchases for 2022 with approximately 11 million gallons of heating oil call options with an average strike price of $3.28 per gallon. These positions are not designated as hedges for accounting purposes, and therefore, changes in the fair value are recorded immediately to earnings.

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

At June 30, 2022, the Company held derivatives for risk management purposes that are expected to settle in the following years:

(Tons in thousands)	2022
Coal sales	116
Coal purchases	—

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

	June 30, 2022			December 31, 2021
Fair Value of Derivatives	Asset	Liability		Asset	Liability
(In thousands)	Derivative	Derivative		Derivative	Derivative
Derivatives Not Designated as Hedging Instruments
Heating oil -- diesel purchases	11,435	—		1,219	—
Coal -- risk management	—	(14,715)		4,885	(2,203)
Total	$11,435	$(14,715)		$6,104	$(2,203)
Total derivatives	$11,435	$(14,715)		$6,104	$(2,203)
Effect of counterparty netting	—	—		(1,890)	1,890
Net derivatives as classified in the balance sheets	$11,435	$(14,715)	$(3,280)	$4,214	$(313)	$3,901

		June 30,	December 31,
		2022	2021
Net derivatives as reflected on the balance sheets (in thousands)
Heating Oil and coal	Other current assets	$11,435	$4,214
Coal	Accrued expenses and other current liabilities	(14,715)	(313)
		$(3,280)	$3,901

At June 30, 2022, the current open derivative positions are non-margined.

The effects of derivatives on measures of financial performance are as follows:

Derivatives Not Designated as Hedging Instruments (in thousands)

Three and Six Months Ended June 30,

Gain (Loss) Recognized		Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
Coal risk management — unrealized	(1)	$(1,877)	$(8,762)	(17,396)	$(9,290)

Coal risk management— realized	(2)	$(17,385)	$(651)	(26,459)	$(513)
Heating oil — diesel purchases	(2)	$6,704	$—	13,532	$—

Location in income statements:

(1)	— Change in fair value of coal derivatives and coal trading activities, net
(2)	— Other operating expense (income), net

At June 30, 2022 and December 31, 2021, the Company did not have any derivative contracts designated as hedging instruments, respectively.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30,	December 31,
	2022	2021

	(In thousands)
Payroll and employee benefits	$50,252	$55,898
Taxes other than income taxes	70,770	61,582
Interest	2,678	3,439
Workers’ compensation	16,631	14,202
Asset retirement obligations	21,781	21,781
Coal derivatives	14,715	313
Other	14,298	10,089
	$191,125	$167,304

8. Debt and Financing Arrangements

	June 30,	December 31,
	2022	2021

	(In thousands)
Term loan due 2024 ($8.0 million face value)	$8,002	$280,353
Tax Exempt Bonds ($98.1 million face value)	98,075	98,075
Convertible Debt ($30.0 million face value)	30,006	121,617
Other	50,931	70,836
Debt issuance costs	(3,987)	(10,208)
	183,027	560,673
Less: current maturities of debt	55,920	223,050
Long-term debt	$127,107	$337,623

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

During the first half of 2022, the Company repaid $272.3 million of the Term Loans leaving a remaining balance of $8.0 million. The remaining balance of $8.0 million was left as certain terms and conditions governing the Term Loan are incorporated into the Company’s outstanding indebtedness. As a result of the repayment, the Company recorded $4.1 million as “net loss resulting from early retirement of debt” during the six months ended June 30 2022 in the accompanying Condensed Consolidated Income Statements relating to deferred financing fees, original issue discount, and the ineffective portion of an interest rate swap designated as a cashflow hedge, partially offset by gains on repurchases of the Term Loans.

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

Under the Securitization Facility, Arch Receivable, Arch Resources and certain of Arch Resources’s subsidiaries party to the Securitization Facility have granted to the administrator of the Securitization Facility a first priority security interest in eligible trade accounts receivable generated by such parties from the sale of coal and all proceeds thereof. As of June 30, 2022, letters of credit totaling $67.1 million were outstanding under the facility with $42.9 million available for borrowings.

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

The Inventory Facility contains certain customary affirmative and negative covenants; events of default, subject to customary thresholds and exceptions; and representations, including certain cash management and reporting requirements that are customary for asset-based credit facilities. The Inventory Facility also includes a requirement to maintain liquidity equal to or exceeding $100 million at all times. As of June 30, 2022, letters of credit totaling $27.7 million were outstanding under the facility with $22.3 million available for borrowings.

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

During the second quarter of 2022, the conversion price was revalued to $35.448 per share as a result of the second quarter dividend declaration. The Convertible Notes may be converted in certain circumstances, including at any time after, and including, July 15, 2025 until the close of business on the second scheduled trading day immediately before the maturity date.

During the second quarter of 2022, the common stock sale condition of the Convertible Notes was satisfied. As described in the Indenture, this condition is satisfied when the closing stock price exceeds 130% of the conversion price for at least 20 trading days of the last 30 trading days prior to quarter end. As a result, the Convertible Notes are currently convertible at the election of noteholders during the third quarter of 2022 and are classified as current maturities of debt on the Company’s Consolidated Balance Sheet at June 30, 2022.

In May 2022, the Company entered into a negotiated exchange (the “exchanges”) of $125.2 million principal amount of the Convertible Notes for aggregate consideration consisting of $130.1 million in cash and approximately 2.6 million shares of Arch Resources common stock. Approximately $30 million in aggregate principal amount of notes remains outstanding with the terms unchanged.

In connection with the exchanges in the second quarter of 2022, the Company recognized a total loss of $9.6 million which includes an inducement premium payment of $4.7 million, unamortized deferred financing fees of $3.4 million and professional fees of $1.5 million. This amount is included as “Net loss resulting from early retirement of debt” in the accompanying Condensed Consolidated Income Statements.

As of June 30, 2022, $30.1 million of the Convertible Notes remained outstanding. In addition, from July 1, 2022 to the date of this filing, the Company has not received any conversion requests for Convertible Notes and does not anticipate receiving any conversion requests in the near term as the market value of the Convertible Notes exceeds the conversion value of the Convertible Notes. As of June 30, 2022, the if-converted value of the Convertible Notes exceeded the principal amount by $91.1 million. It is the Company’s current intent and policy to settle any conversions of notes through a combination of cash and shares.

Total interest expense related to the Convertible Debt for the three months ended June 30, 2022 was $1.6 million, which was related to the contractual interest coupon of $1.4 million and $0.2 million of amortization of deferred financing fees. Total interest expense related to the Convertible Debt for the six months ended June 30, 2022 was $4.0 million and was comprised of $3.5 million related to the contractual interest coupon and $0.5 million related to the amortization of the discount on the liability component and amortization of deferred financing fees.

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

As of June 30, 2022, the Capped Call Transaction remain outstanding and have an intrinsic value of $62.1 million.

Interest Rate Swaps

The Company entered into a series of interest rate swaps to fix a portion of the LIBOR interest payments due under the Term Loan Debt Facility. Through the date of the prepayment, the interest rate swaps qualified for cash flow hedge accounting treatment, and as such, the change in the fair value of the interest rate swaps was recorded on the Company’s Condensed Consolidated Balance Sheets as an asset or liability with the effective portion of the gains or losses reported as a component of accumulated other comprehensive income and the ineffective portion reported in earnings. Due to the Company repaying the majority of the Term Loans in the first quarter of 2022, the interest rate swaps no longer qualify for cash flow hedge accounting and are considered ineffective. As a result, the Company reclassified $1.4 million from other comprehensive income to expense. Additionally, future changes in value of the interest rate swaps will be recorded to “other operating expense (income), net” in the accompanying Condensed Consolidated Income Statements.

The fair value of the interest rate swaps at June 30, 2022 is an asset of $0.8 million, which is recorded within Other noncurrent assets. The Company realized $0.7 million of gains during the three months ended June 30, 2022, related to settlements of the interest rate swaps, which were recorded to interest expense on the Company’s Condensed Consolidated Income Statements. The interest rate swaps are classified as Level 2 within the fair value hierarchy.

9. Income Taxes

A reconciliation of the federal income tax provision at the statutory rate to the actual provision for income taxes follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)
Income tax provision at statutory rate	$85,692	$6,273	$142,881	$5,083
Percentage depletion and other permanent items	(15,923)	(4,038)	(26,108)	(2,956)
State taxes, net of effect of federal taxes	1,870	1,180	3,086	888
Change in valuation allowance	(71,513)	(3,242)	(119,646)	(2,830)
Current expense associated with uncertain tax positions	376	1,848	752	2,209
Other, net	(6)	(15)	(14)	(11)
Provision for income taxes	$496	$2,006	$951	$2,383

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

The table below sets forth, by level, the Company’s financial assets and liabilities that are recorded at fair value in the accompanying Condensed Consolidated Balance Sheet:

	June 30, 2022
	Total	Level 1	Level 2	Level 3

	(In thousands)
Assets:
Investments in marketable securities	$—	$—	$—	$—
Derivatives	12,203	—	768	11,435
Total assets	$12,203	$—	$768	$11,435
Liabilities:
Derivatives	$14,715	$—	$14,715	$—

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

The following table summarizes the change in fair values of financial instruments categorized as Level 3.

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
(In thousands)
Balance, beginning of period	$8,547	$1,219
Realized and unrealized gains (losses) recognized in earnings, net	6,576	13,065
Purchases	450	1,448
Settlements	(4,138)	(4,297)
Ending balance	$11,435	$11,435

Fair Value of Long-Term Debt

At June 30, 2022 and December 31, 2021, the fair value of the Company’s debt, including amounts classified as current, was $278.1 million and $819.5 million, respectively. Fair values are based upon observed prices in an active market, when available, or from valuation models using market information, which fall into Level 2 in the fair value hierarchy.

11. Earnings per Common Share

The Company computes basic net income per share using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities may consist of warrants, restricted stock units, and convertible debt. The dilutive effect of outstanding warrants and restricted stock units is reflected in diluted earnings per share by application of the treasury stock method whereas the convertible debt uses the if converted method.

The following table provides the basic and diluted earnings per share by reconciling the numerators and denominators of the computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

(In Thousands)
Net income attributable to common shares	$407,563	$27,866	$679,435	$21,824
Adjustment of interest expense attributable to Convertible Notes	1,691	—	3,999	—
Adjustment for inducement payments	4,697	—	4,697	—
Diluted net income attributable to common stockholders	413,951	27,866	688,131	21,824

Basic weighted average shares outstanding	16,801	15,294	16,124	15,289
Effect of dilutive securities	1,799	1,462	1,725	1,309
Convertible Notes (a)	2,852	—	3,513	—
Diluted weighted average shares outstanding	21,452	16,756	21,362	16,598
(a)	Diluted weighted average common shares outstanding includes the dilutive effect had the Company's Convertible Notes been converted at the beginning of the year ended December 31, 2022. If converted by the holder, the Company may settle in cash, shares of the Company's common stock or a combination thereof, at the Company's election. The Capped Call Transaction is anti-dilutive and is excluded from the calculation of diluted earnings per share.

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

Workers’ compensation expense consists of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)
Self-insured occupational disease benefits:
Service cost	$1,497	$1,949	$2,995	$3,898
Interest cost(1)	1,152	1,111	2,304	2,220
Net amortization(1)	157	590	314	1,181
Total occupational disease	$2,806	$3,650	$5,613	$7,299
Traumatic injury claims and assessments	2,150	1,865	4,206	3,670
Total workers’ compensation expense	$4,956	$5,515	$9,819	$10,969
(1)	In accordance with the adoption of ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” these costs are recorded within Nonoperating expenses in the Condensed Consolidated Statements of Operations on the line item “Non-service related pension and postretirement benefit costs.”

13. Employee Benefit Plans

The following table details the components of pension benefit costs (credits):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)
Interest cost(1)	$1,094	$1,067	$2,187	$2,135
Expected return on plan assets(1)	(1,433)	(1,824)	(2,865)	(3,648)
Pension settlement(1)	(414)	(988)	(414)	(988)
Amortization of prior service credits (1)	(177)	(43)	(73)	(87)
Net benefit credit	$(930)	$(1,788)	$(1,165)	$(2,588)

The following table details the components of other postretirement benefit cost (credit):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)
Service cost	$70	$85	$141	$170
Interest cost(1)	502	528	1,003	1,056
Amortization of other actuarial gains (1)	(627)	—	(1,254)	—
Net benefit (credit) cost	$(55)	$613	$(110)	$1,226
(1)	In accordance with the adoption of ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” these costs are recorded within Nonoperating expenses in the Condensed Consolidated Income Statements on the line item “Non-service related pension and postretirement benefit costs.”
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

As of June 30, 2022, the Company had outstanding surety bonds with a face amount of $587.3 million to secure various obligations and commitments and $94.8 million of letters of credit under its Securitization and Inventory Facilities used to collateralize certain obligations. The Company had posted $5.6 million in cash collateral related to various obligations; this amount is recorded within “Noncurrent assets” on the Condensed Consolidated Balance Sheets.

As of June 30, 2022, the Company’s reclamation-related obligations of $216.0 million were supported by surety bonds of $498.5 million and $20.0 million in letters of credit used to collateralize certain obligations. The Company has posted $0.6 million in cash collateral related to reclamation surety bonds. This amount is recorded within “Noncurrent assets” on the Condensed Consolidated Balance Sheets. Additionally, in the second quarter of 2022, the Company contributed an additional $60 million to a fund that will serve to defease the long-term asset retirement obligation for its thermal asset base bringing the total to $100 million as of June 30, 2022. This amount is recorded as “Fund for asset retirement obligations” on the Condensed Consolidated Balance Sheets.

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

Reporting segment results for the three and six months ended June 30, 2022 and 2021 are presented below. The Corporate, Other, and Eliminations grouping includes these charges: idle operations; change in fair value of coal derivatives and coal trading activities, net; corporate overhead; land management activities; other support functions; and the elimination of intercompany transactions.

			Corporate,
			Other and
(In thousands)	MET	Thermal	Eliminations	Consolidated
Three Months Ended June 30, 2022
Revenues	$724,492	$408,866	$—	$1,133,358
Adjusted EBITDA	396,426	93,336	(29,795)	459,967
Depreciation, depletion and amortization	27,432	5,134	214	32,780
Accretion on asset retirement obligation	553	3,444	433	4,430
Total assets	1,019,408	287,039	1,007,200	2,313,647
Capital expenditures	25,927	4,594	348	30,869

Three Months Ended June 30, 2021
Revenues	$219,448	$230,759	$182	$450,389
Adjusted EBITDA	61,246	41,772	(36,492)	66,526
Depreciation, depletion and amortization	22,654	4,993	237	27,884
Accretion on asset retirement obligation	507	4,419	511	5,437
Total assets	941,843	191,164	661,939	1,794,946
Capital expenditures	66,823	575	3,801	71,199

Six Months Ended June 30, 2022
Revenues	$1,196,664	$804,630	$—	$2,001,294
Adjusted EBITDA	655,429	193,836	(68,315)	780,950
Depreciation, depletion and amortization	54,384	10,166	440	64,990
Accretion on asset retirement obligation	1,106	6,888	866	8,860
Total assets	1,019,408	287,039	1,007,200	2,313,647
Capital expenditures	43,508	8,596	1,053	53,157

Six Months Ended June 30, 2021
Revenues	$398,231	$408,297	$1,404	$807,932
Adjusted EBITDA	102,843	54,853	(60,273)	97,423
Depreciation, depletion and amortization	43,536	9,682	463	53,681
Accretion on asset retirement obligation	1,016	8,837	1,021	10,874
Total assets	941,843	191,164	661,939	1,794,946
Capital expenditures	142,843	864	4,250	147,957

A reconciliation of net income to adjusted EBITDA and segment Adjusted EBITDA from coal operations follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Net income	$407,563	$27,866	$679,435	$21,824
Provision for income taxes	496	2,006	951	2,383
Interest expense, net	4,610	2,794	11,633	6,595
Depreciation, depletion and amortization	32,780	27,884	64,990	53,681
Accretion on asset retirement obligations	4,430	5,437	8,860	10,874
Non-service related pension and postretirement benefit costs	459	539	1,332	2,066
Net loss resulting from early retirement of debt	9,629	—	13,749	—
Adjusted EBITDA	$459,967	$66,526	$780,950	$97,423
EBITDA from idled or otherwise disposed operations	3,957	3,997	6,348	7,563
Selling, general and administrative expenses	26,516	24,119	53,164	45,599
Other	(678)	8,376	8,804	7,111
Segment Adjusted EBITDA from coal operations	$489,762	$103,018	$849,266	$157,696

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

			Corporate,
			Other and
	MET	Thermal	Eliminations	Consolidated

	(in thousands)
Three Months Ended June 30, 2022
North America revenues	$51,764	$293,205	$—	$344,969
Seaborne revenues	672,728	115,661	—	788,389

Total revenues	$724,492	$408,866	$—	$1,133,358

Three Months Ended June 30, 2021
North America revenues	$47,290	$200,239	$182	$247,711
Seaborne revenues	172,158	30,520	—	202,678

Total revenues	$219,448	$230,759	$182	$450,389

Six Months Ended June 30, 2022
North America revenues	$55,415	$598,768	$—	$654,183
Seaborne revenues	1,141,249	205,862	—	1,347,111

Total revenues	$1,196,664	$804,630	$—	$2,001,294

Six Months Ended June 30, 2021
North America revenues	$72,127	$364,450	$1,404	$437,981
Seaborne revenues	326,104	43,847	—	369,951

Total revenues	$398,231	$408,297	$1,404	$807,932

As of June 30, 2022, the Company has outstanding performance obligations for the remainder of 2022 of 41.8 million tons of fixed price contracts and 0.8 million tons of variable price contracts. Additionally, the Company has outstanding performance obligations beyond 2022 of approximately 82.5 million tons of fixed price contracts and 9.2 million tons of variable price contracts.

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

As of June 30, 2022 and December 31, 2021, the Company had the following ROU assets and lease liabilities within the Company’s Condensed Consolidated Balance Sheets:

		June 30,	December 31,
		2022	2021
Assets	Balance Sheet Classification
Operating lease right-of-use assets	Other noncurrent assets	$13,394	$14,646
Financing lease right-of-use assets	Other noncurrent assets	3,566	4,215
Total Lease Assets		$16,960	$18,861

Liabilities	Balance Sheet Classification
Financing lease liabilities - current	Accrued expenses and other current liabilities	$946	$917
Operating lease liabilities - current	Accrued expenses and other current liabilities	2,697	2,606
Financing lease liabilities - long-term	Other noncurrent liabilities	3,617	4,097
Operating lease liabilities - long-term	Other noncurrent liabilities	11,345	12,713
		$18,605	$20,333

Weighted average remaining lease term in years
Operating leases		4.64	5.14
Finance leases		3.25	3.25

Weighted average discount rate
Operating leases		5.5%	5.5%
Finance leases		6.4%	6.4%

Information related to leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)		(In thousands)
Operating lease information:
Operating lease cost	$831	$846	$1,661	$1,692
Operating cash flows from operating leases	820	826	1,686	1,686

Financing lease information:
Financing lease cost	$393	$393	$786	$786
Operating cash flows from financing leases	303	303	605	606

Future minimum lease payments under non-cancellable leases as of June 30, 2022 were as follows:

	Operating	Finance
Year	Leases	Leases
	(In thousands)
2022	$1,702	$606
2023	3,356	1,210
2024	3,200	1,210
2025	3,185	2,111
2026	3,080	—
Thereafter	1,533	—
Total minimum lease payments	$16,056	$5,137
Less imputed interest	(2,014)	(574)

Total lease liabilities	$14,042	$4,563

18. Subsequent Event

On July 28, 2022, the Company announced the board approval of a quarterly fixed and variable dividend of $6.00 per share for stockholders of record on August 31, 2022, with a payment date of September 15, 2022. The dividend consists of a fixed component of $0.25 per share and a variable component of $5.75 per share.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, all references in this report to “Arch,” the “Company,” “we,” “us,” or “our” are to Arch Resources, Inc. and its subsidiaries.

Cautionary Notice Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended - that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “should,” “could,” “appears,” “estimates,” “expects,” “anticipates,” “intends,” “may,” “plans,” “predicts,” “projects,” “believes,” “seeks,” or “will.” Actual results may vary significantly from those anticipated due to many factors, including: impacts of the COVID-19 pandemic; changes in coal prices, which may be caused by numerous factors beyond our control, including changes in the domestic and foreign supply of and demand for coal and the domestic and foreign demand for steel and electricity; volatile economic and market conditions; operating risks beyond our control, including risks related to mining conditions, mining, processing and plant equipment failures or maintenance problems, weather and natural disasters, the unavailability of raw materials, equipment or other critical supplies, mining accidents, and other inherent risks of coal mining that are beyond our control; loss of availability, reliability and cost-effectiveness of transportation facilities and fluctuations in transportation costs; inflationary pressures and availability and price of mining and other industrial supplies; the effects of foreign and domestic trade policies, actions or disputes on the level of trade among the countries and regions in which we operate, the competitiveness of our exports, or our ability to export; competition, both within our industry and with producers of competing energy sources, including the effects from any current or future legislation or regulations designed to support, promote or mandate renewable energy sources; alternative steel production technologies that may reduce demand for our coal; the loss of key personnel or the failure to attract additional qualified personnel and the availability of skilled employees and other workforce factors; our ability to secure new coal supply arrangements or to renew existing coal supply arrangements; the loss of, or significant reduction in, purchases by our largest customers; disruptions in the supply of coal from third parties; risks related to our international growth; our relationships with, and other conditions affecting our customers and our ability to collect payments from our customers; the availability and cost of surety bonds; including potential collateral requirements; additional demands for credit support by third parties and decisions by banks, surety bond providers, or other counterparties to reduce or eliminate their exposure to the coal industry; inaccuracies in our estimates of our coal reserves; defects in title or the loss of a leasehold interest; losses as a result of certain marketing and asset optimization strategies; cyber-attacks or other security breaches that disrupt our operations, or that result in the unauthorized release of proprietary, confidential or personally identifiable information; our ability to acquire or develop coal reserves in an economically feasible manner; our ability to comply with the restrictions imposed by our Term Loan Debt Facility (as defined below) and other financing arrangements; our ability to service our outstanding indebtedness and raise funds necessary to repurchase Convertible Notes (as defined below) for cash following a fundamental change or to pay any cash amounts due upon conversion; existing and future legislation and regulations affecting both our coal mining operations and our customers’ coal usage, governmental policies and taxes, including those aimed at reducing emissions of elements such as mercury, sulfur dioxides, nitrogen oxides, particulate matter or greenhouse gases; increased pressure from political and regulatory authorities, along with environmental and climate change activist groups, and lending and investment policies adopted by financial institutions and insurance companies to address concerns about the environmental impacts of coal combustion; increased attention to environmental, social or governance matters (“ESG”); our ability to obtain and renew various permits necessary for our mining operations; risks related to regulatory agencies ordering certain of our mines to be temporarily or permanently closed under certain circumstances; risks related to extensive environmental regulations that impose significant costs on our mining operations, and could result in litigation or material liabilities; the accuracy of our estimates of reclamation and other mine closure obligations; the existence of hazardous substances or other environmental contamination on property owned or used by us; and risks related to tax legislation and our ability to use net operating losses and certain tax credits; and our ability to pay base or variable dividends in accordance with our announced capital return program. All forward-looking statements in this report, as well as all other written and oral forward-looking statements attributable to us or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in this section and elsewhere in this report. These factors are not necessarily all of the important factors that could affect us. These risks and uncertainties, as well as other risks of which we are not aware or which we currently do not believe to be material, may cause our actual future results to be materially different than those expressed in our forward-looking statements. These forward-looking statements speak only as of the date on which such statements were made, and we do not undertake to update our forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by the federal securities laws. For a description of some of the risks and uncertainties that may affect our future results, you should see the “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 and subsequent Form 10-Q filings.

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

We recognize that the COVID-19 outbreak and responses thereto also continue to impact both our customers and suppliers. We continue to communicate with them and closely monitor their developments to ensure we have access to the goods and services required to maintain our operations. In early 2022 increased case rates contributed to rail service issues that negatively impacted our export shipment volumes. During the second quarter of 2022, the elevated case rates appear to have subsided; however, rail service has not improved to desired levels. We remain in close communication with our rail service providers, and work diligently with them to mitigate potential delays. Our current view of our customer demand and logistics situations are discussed in greater detail in the “Overview” section below.

Overview

Our results for the second quarter of 2022 benefited from continued strength in global metallurgical and thermal coal markets. The first half of 2022 was impacted by numerous events, particularly the Russian invasion of Ukraine, and the subsequent European energy crisis. These events continue to evolve and impact our business environment.

On February 24, 2022, Russia invaded Ukraine. Among the many humanitarian and economic impacts from the invasion, the significant disruption in global coal and energy supplies has had a significant upward impact on both coking and thermal coal indices. Russia was the third largest coal supplier to the international markets in 2021, and bans on the import of Russian coal by the European Union, the United Kingdom, Japan, and other nations is disrupting previously existing trading patterns, creating logistical issues, and pressuring availability of supply to these markets. In particular, the European Union’s announced ban on importation of Russian coal, which has already significantly impacted thermal and coking coal markets, is expected to further impact these markets when it becomes effective on August 10, 2022. Over the course of the second quarter of 2022, the impact on wider energy markets, particularly constraints on the import of Russian natural gas supplies into Europe, has continued to put upward pressure on international thermal coal indices. At the same time, fear of global economic contraction has begun to negatively impact current demand, and future demand expectations for coking coal, leading to declines from historical highs in coking coal indices, although they currently remain above long-term historical averages. Recently, values of certain indices for high quality thermal coal have exceeded values of coking coal indices. If this inversion of the historical price relationship persists, we believe available coking coal will begin to be directed into thermal markets.

As expected, the December 30, 2021 explosion at the Curtis Bay Terminal, one of two United States East Coast terminals we utilize to export our coking coal product overseas, coupled with the increased COVID-19 case rates and general labor shortages our rail service providers experienced, negatively impacted our volume of coking coal shipments in the first quarter of 2022. Rail service in our Metallurgical Segment improved in the second quarter of 2022. However, continued improvement will be required to meet our annual shipment volume forecasts. We continue working diligently with our rail service provider, and work to secure alternative vessel loading opportunities to attain our shipment forecasts. We currently expect second half of 2022 coking coal shipments to increase approximately forty percent over the first half of 2022. Our ability to meet this expectation will, at least in part, be based on factors that are outside of our direct control.

China’s ban on importation of Australian coal remains in place, and we believe the supply of previously impounded Australian coal that was released during the fourth quarter of 2021 has been effectively exhausted. Russian coking coal, offered at discounts to published indices, has become a larger share of Chinese and Indian imports, but logistical, financial, and quality constraints exist as barriers to further increase in Russian supplies to these markets. Australian and North American coking coal supplies remain constrained compared to pre-COVID-19 levels, despite coking coal index values staying persistently above long-term historical averages. Recently, there have been reports that China’s ban on importation of Australian coal might be lifted in the near future. If this occurs, trading patterns may shift again, and volatility should be expected.

Some new coal supplies have been added to the market, in particular, our new Leer South longwall operation. However, some production and logistical disruptions remain and constrain supply. The duration of specific supply disruptions is unknown. We believe that underinvestment in the sector in recent years underlies both the current and longer-term market dynamics. In the current environment, we expect coking coal prices to remain volatile, and the expectation of reduced demand may continue to put downward pressure on coking coal indices in the near term. Longer term, we believe continued limited global capital investment in new coking coal production capacity, normal reserve depletion, and a return to economic growth will provide support to coking coal markets.

Domestic thermal coal consumption remains supported by continued high natural gas prices during the first half of 2022. Our thermal segment shipment volume increased significantly year-over-year, but was constrained by rail service capacity. Longer term, we continue to believe thermal coal demand in the United States will remain pressured by continuing increases in subsidized renewable generation sources, particularly wind and solar, and planned retirements of coal fueled generating facilities. Currently, however, domestic natural gas prices remain at levels that provide a significant economic advantage for coal fired electricity generation. We believe coal generator stockpiles are likely below desired levels at many United States power stations. In the wake of the Russian invasion of Ukraine, and the associated disruption of European natural gas supplies, international thermal coal market indices increased too, and have remained at historical highs. While we are effectively completely committed for 2022 Thermal Segment sales at planned production levels, we do have some export volume that remains open to pricing based on these indices.

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

Results of Operations

Three Months Ended June 30, 2022 and 2021

Revenues. Our revenues include sales to customers of coal produced at our operations and coal purchased from third parties. Transportation costs are included in cost of coal sales and amounts billed by us to our customers for transportation are included in revenues.

Coal sales. The following table summarizes information about our coal sales during the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	(Decrease) / Increase

	(In thousands)
Coal sales	$1,133,358	$450,389	$682,969
Tons sold	19,905	17,214	2,691

On a consolidated basis, coal sales in the second quarter of 2022 were approximately $683.0 million, or 151.6%, more than in the second quarter of 2021, while tons sold increased approximately 2.7 million tons, or 15.6%. Coal sales from Metallurgical operations increased approximately $505.0 million, primarily due to higher realized pricing. Thermal coal sales increased approximately $178.1 million due to increased pricing and volume. See the discussion in “Operational Performance” for further information about segment results.

Costs, expenses and other. The following table summarizes costs, expenses and other components of operating income during the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	Increase (Decrease) in Net Income

	(In thousands)
Cost of sales (exclusive of items shown separately below)	$639,760	$355,329	$(284,431)
Depreciation, depletion and amortization	32,780	27,884	(4,896)
Accretion on asset retirement obligations	4,430	5,437	1,007
Change in fair value of coal derivatives and coal trading activities, net	1,877	8,762	6,885
Selling, general and administrative expenses	26,516	24,119	(2,397)
Other operating expense (income), net	5,238	(4,347)	(9,585)
Total costs, expenses and other	$710,601	$417,184	$(293,417)

Cost of sales. Our cost of sales for the second quarter of 2022 increased approximately $284.4 million, or 80.1%, versus the second quarter of 2021. The increase in cost of sales is directly attributable to higher sales volumes, increased sales realization, and general inflationary pressure on most goods and services, which consists of increased transportation costs of approximately $97.3 million, increased repairs and supplies costs of approximately $95.1 million, increased operating taxes and royalties resulting from higher sales prices of approximately $46.3 million, and increased compensation costs of approximately $13.2 million. See discussion in “Operational Performance” for further information about segment results.

Depreciation, depletion and amortization. The increase in depreciation, depletion, and amortization in the second quarter of 2022 versus the second quarter of 2021 is primarily due to the increased depreciation of plant and equipment and amortization of development in our Metallurgical Segment of approximately $8.7 million, specifically at the Leer South mine, as development has been completed. This increase is partially offset by reduced depletion expense from lower depletion rates in our Metallurgical segment of approximately $3.8 million.

Accretion on asset retirement obligations. The decrease in accretion expense in the second quarter of 2022 versus the second quarter of 2021 is primarily related to the timing of reclamation work completed at our Thermal operations, specifically at the Coal Creek mine.

Change in fair value of coal derivatives and coal trading activities, net. The costs in both the second quarter of 2022 and 2021 are primarily related to mark-to-market losses on coal derivatives that are used to hedge our price risk for international thermal coal shipments.

Selling, general and administrative expenses. Selling, general and administrative expenses in the second quarter of 2022 increased versus the second quarter of 2021, primarily due to increased compensation costs of approximately $1.4 million, primarily related to higher incentive compensation accruals recorded in the second quarter of 2022.

Other operating expense (income), net. The expense in other operating expense (income), net in the second quarter of 2022 versus the income in the second quarter of 2021, consists primarily of the net unfavorable impact of certain coal derivative settlements of approximately $16.7 million, partially offset by the favorable impact of mark to market movements on heating oil positions of approximately $6.7 million.

Nonoperating expenses. The following table summarizes our nonoperating expenses during the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	Increase (Decrease) in Net Income

	(In thousands)
Non-service related pension and postretirement benefit costs	$(459)	$(539)	$80
Net loss resulting from early retirement of debt	(9,629)	—	(9,629)
Total nonoperating expenses	$(10,088)	$(539)	$(9,549)

Net loss resulting from early retirement of debt. In the second quarter of 2022, we entered into privately negotiated exchange agreements with a limited number of holders of our 5.25% convertible senior notes due 2025 (“Convertible Notes” or “Convertible Debt”) to exchange (the “exchanges”) approximately $125.2 million principal amount of our Convertible Notes for aggregate consideration consisting of $130.1 million in cash and approximately 2.6 million shares of our common stock. As a result of the exchanges, we recorded a loss of $9.6 million resulting from early debt extinguishment. For further information regarding the Convertible Notes exchanges, see Note 8, “Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements.

Provision for income taxes. The following table summarizes our provision for income taxes for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	Increase (Decrease) in Net Income

	(In thousands)
Provision for income taxes	$496	$2,006	$1,510

See Note 9, “Income Taxes” to the Condensed Consolidated Financial Statements for a reconciliation of the federal income tax provision at the statutory rate to the actual provision for income taxes.

Six Months Ended June 30, 2022 and 2021

Revenues. Our revenues include sales to customers of coal produced at our operations and coal purchased from third parties. Transportation costs are included in cost of coal sales and amounts billed by us to our customers for transportation are included in revenues.

Coal sales. The following table summarizes information about our coal sales during the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021	(Decrease) / Increase

	(In thousands)
Coal sales	$2,001,294	$807,932	$1,193,362
Tons sold	39,643	31,257	8,386

On a consolidated basis, coal sales in the first half of 2022 were approximately $1.2 billion, or 147.7%, more than in the first half of 2021, while tons sold increased approximately 8.4 million tons, or 26.8%. Coal sales from Metallurgical operations increased approximately $798.4 million primarily due to higher realized pricing. Thermal coal sales increased approximately $396.3 million due to increased pricing and volume. See the discussion in “Operational Performance” for further information about segment results.

Costs, expenses and other. The following table summarizes costs, expenses and other components of operating income during the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021	Increase (Decrease) in Net Income

	(In thousands)
Cost of sales (exclusive of items shown separately below)	$1,147,985	$665,235	$(482,750)
Depreciation, depletion and amortization	64,990	53,681	(11,309)
Accretion on asset retirement obligations	8,860	10,874	2,014
Change in fair value of coal derivatives and coal trading activities, net	17,396	9,290	(8,106)
Selling, general and administrative expenses	53,164	45,599	(7,565)
Other operating expense (income), net	1,799	(9,615)	(11,414)
Total costs, expenses and other	$1,294,194	$775,064	$(519,130)

Cost of sales. Our cost of sales for the first half of 2022 increased approximately $482.8 million, or 72.6%, versus the first half of 2021. The increase in cost of sales is directly attributable to higher sales volumes, increased sales realization, and general inflationary pressure on most goods and services, which consists of increased repairs and supplies costs of approximately $170.5 million, increased transportation costs of approximately $168.5 million, increased operating taxes and royalties resulting from higher sales prices of approximately $93.8 million, and increased compensation costs of approximately $23.0 million. See discussion in “Operational Performance” for further information about segment results.

Depreciation, depletion, and amortization. The increase in depreciation, depletion, and amortization in the first half of 2022 versus the first half of 2021 is primarily due to the increased depreciation of plant and equipment and amortization of development in our Metallurgical Segment of approximately $18.0 million, specifically at the Leer South mine, as development has been completed. This increase is partially offset by reduced depletion expense from lower depletion rates in our Metallurgical segment of approximately $6.7 million.

Accretion on asset retirement obligations. The decrease in accretion expense in the first half of 2022 versus the first half of 2021 is primarily related to the timing of reclamation work completed at our Thermal operations, specifically at the Coal Creek mine.

Change in fair value of coal derivatives and coal trading activities, net. The costs in both the first half of 2022 and 2021 are primarily related to mark-to-market losses on coal derivatives that we used to hedge our price risk for international thermal coal shipments.

Selling, general and administrative expenses. Selling, general and administrative expenses in the first half of 2022 increased versus the first half of 2021, primarily due to increased compensation costs of approximately $6.5 million, primarily related to higher incentive compensation accruals recorded in the first half of 2022.

Other operating expense (income), net. The expense in other operating expense (income), net in the first half of 2022 versus the income in first half of 2021 is primarily due to the net unfavorable impact of certain coal derivative settlements of approximately $25.9 million, partially offset by the favorable impact of mark to market movements on heating oil positions of approximately $13.5 million.

Nonoperating expenses. The following table summarizes our nonoperating expenses during the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021	Increase (Decrease) in Net Income

	(In thousands)
Non-service related pension and postretirement benefit costs	$(1,332)	$(2,066)	$734
Net loss resulting from early retirement of debt	(13,749)	—	(13,749)
Total non-operating expenses	$(15,081)	$(2,066)	$(13,015)

Non-service related pension and postretirement benefit costs. The reduction in non-service related pension and postretirement benefit costs in the first half of 2022 versus the first half of 2021 is primarily due to the postretirement benefit gain amortization recorded in the first half of 2022, partially offset by the decreased pension settlement recorded in first half of 2022 compared to the first half of 2021.

Net loss resulting from early retirement of debt. In the first half of 2022, we repaid $272.3 million of our Term Loan and entered into privately negotiated exchanges for approximately $125.2 million principal amount of our Convertible Notes. As a result of these transactions, we recorded losses of $13.7 million resulting from early debt extinguishment expenses. For further information regarding the Convertible Notes exchanges, see Note 8, “Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements.

Provision for income taxes. The following table summarizes our provision for income taxes during the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021	Increase (Decrease) in Net Income

	(In thousands)
Provision for income taxes	$951	$2,383	$1,432

See Note 9, “Income Taxes” to the Condensed Consolidated Financial Statements for a reconciliation of the federal income tax provision at the statutory rate to the actual provision for income taxes.

Operational Performance

Three and Six Months Ended June 30, 2022 and 2021

Our mining operations are evaluated based on Adjusted EBITDA, per-ton cash operating costs (defined as including all mining costs except depreciation, depletion, amortization, accretion on asset retirements obligations, and pass-through transportation expenses, divided by segment tons sold), and on other non-financial measures, such as safety and environmental performance. Adjusted EBITDA is defined as net income attributable to us before the effect of net interest expense, income taxes, depreciation, depletion and amortization, the amortization of sales contracts, the accretion on asset retirement obligations and nonoperating expenses. Adjusted EBITDA may also be adjusted for items that may not reflect the trend of future results by excluding transactions that are not indicative of our core operating performance. Adjusted EBITDA is not a measure of financial performance in accordance with generally accepted accounting principles, and items excluded from Adjusted EBITDA are significant in understanding and assessing our financial condition. Therefore, Adjusted EBITDA should not be considered in isolation, nor as an alternative to net income, income from operations, cash flows from operations or as a measure of our profitability, liquidity or performance under generally accepted accounting principles. Furthermore, analogous measures are used by industry analysts and investors to evaluate our operating performance. Investors should be aware that our presentation of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies.

The following table shows results by operating segment for the three and six months ended June 30, 2022 and June 30, 2021.

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Variance	2022	2021	Variance
Metallurgical
Tons sold (in thousands)	2,114	2,007	107	3,657	3,727	(70)
Coal sales per ton sold	$286.40	$89.71	$196.69	$273.36	$86.97	$186.39
Cash cost per ton sold	$98.95	$59.37	$(39.58)	$94.35	$59.49	$(34.86)
Cash margin per ton sold	$187.45	$30.34	$157.11	$179.02	$27.48	$151.54
Adjusted EBITDA (in thousands)	$396,426	$61,246	$335,180	$655,429	$102,843	$552,586
Thermal
Tons sold (in thousands)	17,792	15,204	2,588	35,987	27,496	8,491
Coal sales per ton sold	$19.62	$13.50	$6.12	$19.23	$13.35	$5.88
Cash cost per ton sold	$14.48	$10.88	$(3.60)	$13.95	$11.46	$(2.49)
Cash margin per ton sold	$5.14	$2.62	$2.52	$5.28	$1.89	$3.39
Adjusted EBITDA (in thousands)	$93,336	$41,772	$51,564	$193,836	$54,853	$138,983

This table reflects numbers reported under a basis that differs from U.S. GAAP. See “Reconciliation of Non-GAAP measures” below for explanation and reconciliation of these amounts to the nearest GAAP measures. Other companies may calculate these per ton amounts differently, and our calculation may not be comparable to other similarly titled measures.

Metallurgical — Adjusted EBITDA for the three and six months ended June 30, 2022 increased from the three and six months ended June 30, 2021 due to increased coal sales per ton sold, partially offset by increased cash cost per ton sold. The improvement in coal sales per ton sold over the prior year period is due to significantly higher coking coal index prices. As discussed previously in the Overview, coking coal indices remained elevated throughout the first half of 2022 due to supply constraints and a lack of investment in the industry globally. Our volume of tons sold increased in the second quarter of 2022 versus the second quarter of 2021, and versus the first quarter of 2022, which was negatively impacted by rail service issues, including those related to increased COVID-19 case rates and general labor shortages experienced by our rail service provider, and the disruption at Curtis Bay. Cash cost per ton sold increased due to increased taxes and royalties that are based on a percentage of coal sales per ton sold, general inflationary pressure on most goods and services, and lower than planned production in our Metallurgical segment, particularly from our Leer South operation.

While the initial ramp up of our Leer South longwall operation is effectively complete, we have encountered localized areas of adverse geologic conditions in our second longwall panel after a successful move in May that have negatively impacted our productivity in these areas. We are currently mining through one such area and expect to have worked through it by the end of August 2022. Longer term, we expect these conditions to subside, and productivity to reach planned levels. We continue to expect the addition of this second longwall operation to our Metallurgical Segment will significantly increase our future volumes and strengthen our low average segment cost structure relative to our peers.

Our Metallurgical Segment sold 2.1 million tons of coking coal and 0.1 million tons of associated thermal coal in the three months ended June 30, 2022, compared to 1.8 million tons of coking coal and 0.2 million tons of associated thermal coal in the three months ended June 30, 2021. We also sold 3.5 million tons of coking coal and 0.2 million tons of associated thermal coal in the six months ended June 30, 2022, compared to 3.3 million tons of coking coal and 0.4 million tons of associated thermal coal in the six months ended June 30, 2021. Longwall operations accounted for approximately 76% and 75% of our Metallurgical Segment shipment volume in the three and six months ended June 30, 2022, respectively, compared to approximately 64% and 61% of our shipment volume in the three and six months ended June 30, 2021, respectively, which was prior to the startup of our Leer South operation.

Thermal — Adjusted EBITDA for the three and six months ended June 30, 2022 increased versus the three and six months ended June 30, 2021, due to increased tons sold and coal sales per ton sold, partially offset by increased cash cost per ton sold. The improvement in coal sales per ton sold and tons sold in the current year period is due to the significant quantity of high-priced domestic business we were able to contract during the second half of 2021, when the prices of domestic thermal coal increased to historically high levels due to high natural gas prices and a lack of investment in the industry. Coal sales per ton sold in the current year periods also benefitted from historically high international thermal coal indices upon which most of our export thermal sales are priced. In the near term, elevated natural gas pricing continues to support domestic coal-based electricity generation and international thermal coal indices. Cash cost per ton sold increased due to increased taxes and royalties that are based on a percentage of coal sales per ton sold, and general inflationary pressure on most goods and services, particularly diesel fuel, partially offset by the increased sales volume.

Reconciliation of Non-GAAP measures

Segment coal sales per ton sold

Non-GAAP Segment coal sales per ton sold is calculated as segment coal sales revenues divided by segment tons sold. Segment coal sales revenues are adjusted for transportation costs, and may be adjusted for other items that, due to generally accepted accounting principles, are classified in “other income” on the income statements, but relate to price protection on the sale of coal. Segment coal sales per ton sold is not a measure of financial performance in accordance with generally accepted accounting principles. We believe segment coal sales per ton sold provides useful information to investors as it better reflects our revenue for the quality of coal sold and our operating results by including all income from coal sales. The adjustments made to arrive at these measures are significant in understanding and assessing our financial condition. Therefore, segment coal sales revenues should not be considered in isolation, nor as an alternative to coal sales revenues under generally accepted accounting principles.

			Idle and
Three Months Ended June 30, 2022	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Revenues in the Condensed Consolidated Income Statements	$724,492	$408,866	$—	$1,133,358
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	—	17,385	—	17,385
Coal sales revenues from idled or otherwise disposed operations not included in segments	—	—	—	—
Transportation costs	119,157	42,349	—	161,506
Non-GAAP Segment coal sales revenues	$605,335	$349,132	$—	$954,467
Tons sold	2,114	17,792
Coal sales per ton sold	$286.40	$19.62

			Idle and
Three Months Ended June 30, 2021	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Revenues in the Condensed Consolidated Income Statements	$219,448	$230,759	$182	$450,389
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	—	651	—	651
Coal sales revenues from idled or otherwise disposed operations not included in segments	—	—	181	181
Transportation costs	39,348	24,899	1	64,248
Non-GAAP Segment coal sales revenues	$180,100	$205,209	$—	$385,309
Tons sold	2,007	15,204
Coal sales per ton sold	$89.71	$13.50

			Idle and
Six Months Ended June 30, 2022	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Revenues in the Consolidated Income Statements	$1,196,664	$804,630	$—	$2,001,294
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	—	26,458	—	26,458
Coal sales revenues from idled or otherwise disposed operations not included in segments	—	—	—	—
Transportation costs	197,021	86,093	—	283,114
Non-GAAP Segment coal sales revenues	$999,643	$692,079	$—	$1,691,722
Tons sold	3,657	35,987
Coal sales per ton sold	$273.36	$19.23

			Idle and
Six Months Ended June 30, 2021	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Revenues in the Consolidated Income Statements	$398,231	$408,297	$1,404	$807,932
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	(690)	1,203	—	513
Coal sales revenues from idled or otherwise disposed operations not included in segments	—	—	1,397	1,397
Transportation costs	74,837	40,065	7	114,909
Non-GAAP Segment coal sales revenues	$324,084	$367,029	$—	$691,113
Tons sold	3,727	27,496
Coal sales per ton sold	$86.97	$13.35

Segment cash cost per ton sold

Non-GAAP Segment cash cost per ton sold is calculated as segment cash cost of coal sales divided by segment tons sold. Segment cash cost of coal sales is adjusted for transportation costs, and may be adjusted for other items that, due to generally accepted accounting principles, are classified in “other income” on the income statements, but relate directly to the costs incurred to produce coal. Segment cash cost per ton sold is not a measure of financial performance in accordance with generally accepted accounting principles. We believe segment cash cost per ton sold better reflects our controllable costs and our operating results by including all costs incurred to produce coal. The adjustments made to arrive at these measures are significant in understanding and assessing our financial condition. Therefore, segment cash cost of coal sales should not be considered in isolation, nor as an alternative to cost of sales under generally accepted accounting principles.

			Idle and
Three Months Ended June 30, 2022	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Cost of sales in the Condensed Consolidated Income Statements	$328,302	$303,970	$7,488	$639,760
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other income"	—	3,939	—	3,939
Transportation costs	119,157	42,349	—	161,506
Cost of coal sales from idled or otherwise disposed operations not included in segments	—	—	4,331	4,331
Other (operating overhead, certain actuarial, etc.)	—	—	3,157	3,157
Non-GAAP Segment cash cost of coal sales	$209,145	$257,682	$—	$466,827
Tons sold	2,114	17,792
Cash Cost Per Ton Sold	$98.95	$14.48

			Idle and
Three Months Ended June 30, 2021	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Cost of sales in the Condensed Consolidated Income Statements	$158,539	$190,245	$6,545	$355,329
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other income"	—	—	—	—
Transportation costs	39,348	24,899	1	64,248
Cost of coal sales from idled or otherwise disposed operations not included in segments	—	—	4,354	4,354
Other (operating overhead, certain actuarial, etc.)	—	—	2,190	2,190
Non-GAAP Segment cash cost of coal sales	$119,191	$165,346	$—	$284,537
Tons sold	2,007	15,204
Cash Cost Per Ton Sold	$59.37	$10.88

			Idle and
Six Months Ended June 30, 2022	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Cost of sales in the Consolidated Income Statements	$542,032	$592,054	$13,899	$1,147,985
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other income"		3,966	—	3,966
Transportation costs	197,021	86,093	—	283,114
Cost of coal sales from idled or otherwise disposed operations not included in segments	—	—	8,035	8,035
Other (operating overhead, certain actuarial, etc.)	—	—	5,864	5,864
Non-GAAP Segment cash cost of coal sales	$345,011	$501,995	$—	$847,006
Tons sold	3,657	35,987
Cash Cost Per Ton Sold	$94.35	$13.95

			Idle and
Six Months Ended June 30, 2021	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Cost of sales in the Consolidated Income Statements	$296,541	$355,185	$13,509	$665,235
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other income"	—	—	—	—
Transportation costs	74,837	40,065	7	114,909
Cost of coal sales from idled or otherwise disposed operations not included in segments	—	—	9,572	9,572
Other (operating overhead, certain actuarial, etc.)	—	—	3,930	3,930
Non-GAAP Segment cash cost of coal sales	$221,704	$315,120	$—	$536,824
Tons sold	3,727	27,496
Cash Cost Per Ton Sold	$59.49	$11.46

Reconciliation of Segment Adjusted EBITDA to Net Income

The discussion in “Results of Operations” above includes references to our Adjusted EBITDA for each of our reportable segments. Adjusted EBITDA is defined as net income attributable to us before the effect of net interest expense, income taxes, depreciation, depletion and amortization, the accretion on asset retirement obligations and nonoperating expenses. Adjusted EBITDA may also be adjusted for items that may not reflect the trend of future results by excluding transactions that are not indicative of our core operating performance. We use Adjusted EBITDA to measure the operating performance of our segments and allocate resources to our segments. Adjusted EBITDA is not a measure of financial performance in accordance with generally accepted accounting principles, and items excluded from Adjusted EBITDA are significant in understanding and assessing our financial condition. Therefore, Adjusted EBITDA should not be considered in isolation, nor as an alternative to net income, income from operations, cash flows from operations or as a measure of our profitability, liquidity or performance under generally accepted accounting principles. Investors should be aware that our presentation of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies. The table below shows how we calculate Adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net income	$407,563	$27,866	$679,435	$21,824
Provision for income taxes	496	2,006	951	2,383
Interest expense, net	4,610	2,794	11,633	6,595
Depreciation, depletion and amortization	32,780	27,884	64,990	53,681
Accretion on asset retirement obligations	4,430	5,437	8,860	10,874
Non-service related pension and postretirement benefit costs	459	539	1,332	2,066
Net loss resulting from early retirement of debt	9,629	—	13,749	—
Adjusted EBITDA	459,967	66,526	780,950	97,423
EBITDA from idled or otherwise disposed operations	3,957	3,997	6,348	7,563
Selling, general and administrative expenses	26,516	24,119	53,164	45,599
Other	(678)	8,376	8,804	7,111
Segment Adjusted EBITDA from coal operations	$489,762	$103,018	$849,266	$157,696

Other includes primarily (income) loss from our equity investment, changes in fair value of derivatives we use to manage our exposure to diesel fuel pricing, changes in the fair value of coal derivatives and coal trading activities, EBITDA provided by our land company, and certain miscellaneous revenue.

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

In light of the reduced capital requirements and current favorable pricing environment, we generated significant cash flows in the first half of 2022 and expect cash flows to remain strong for the second half of 2022. During the first half of 2022, capital expenditures were approximately $53.2 million, and we expect our capital spending to remain at maintenance levels for the foreseeable future. As evidenced throughout the first half of this year, our priority is to improve our financial position through enhancing liquidity and reducing our debt and other liabilities, while returning significant value to our stockholders. During the first half of 2022, we repaid $272.3 million of our Term Loan, entered into privately negotiated exchanges of approximately $125.2 million in principal amount of our Convertible Notes, paid approximately $154.6 million to our stockholders in the form of dividends, and contributed an additional $80.0 million into our fund to pay for future reclamation costs at our legacy thermal operations. We also contributed an additional $30.0 million to the thermal reclamation fund during July, which brings the total funding level to $130.0 million. During the second quarter of 2022, our working capital requirements increased approximately $123.5 million; primarily in receivables. We ended the second quarter of 2022 with cash and cash equivalents of $281.9 million and total liquidity of $349.7 million. We believe our current liquidity level is sufficient to fund our business and meet both our short-term (the next twelve months) and reasonably foreseeable long-term requirements and obligations including our recently enacted variable rate dividend policy. We expect to maintain minimum liquidity levels of approximately $250 million to $300 million, with a substantial portion of that held in cash. In addition, we expect to hold additional cash at the end of each quarter in an amount that represents a substantial portion of the following quarter’s dividend payment.

We believe we have significantly increased our future cash-generating capabilities, and as a result, in the second quarter of 2022, we launched a comprehensive capital return program that returns 50% of the prior quarter discretionary cash flow to stockholders via a variable rate cash dividend and reserves the remaining 50% for potential share buybacks, special dividends, the repurchase of potentially dilutive securities, and capital preservation. In the second quarter of 2022, we made a combined fixed and variable dividend payment of $8.11 per share based on 50% of the first quarter discretionary cash flow and used the remaining 50% to repurchase approximately $125.2 million in principal amount of our Convertible Notes. For further information regarding the Convertible Notes exchange, see Note 8, “Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements. Any future dividends and all of these potential uses of capital are subject to board approval and declaration. Any shares acquired would be in the open market or through private transactions in accordance with Securities and Exchange Commission requirements.

Based on the second quarter discretionary cash flow, a combined fixed and variable dividend payment of $6.00 per share will be made to stockholders of record as of August 31, 2022, payable on September 15, 2022.

The table below summarizes our second quarter discretionary cash flow and total dividend payout:

Three Months Ended June 30,
2022

Cash flow from operating activities	$268,228
Less: Capital expenditures	(30,869)
Discretionary cash flow	$237,359
Variable dividend percentage	50%
Total dividend to be paid	$118,680

Total dividend per share (variable and fixed)	$6.00

During the first half of 2022, we repaid $272.3 million of our Term Loan. The remaining balance of $8.0 million was left as certain terms and conditions governing the Term Loan are incorporated into our outstanding indebtedness. We will continue to make quarterly principal amortization payments in an amount equal to $750,000. The Term Loan Debt Facility will mature on March 7, 2024. For further information regarding the Term Loan Debt Facility, see Note 8, “Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements.

During the second quarter of 2022, we entered into privately negotiated exchange agreements with a limited number of holders of our Convertible Notes to exchange approximately $125.2 million principal amount of our Convertible Notes for aggregate consideration consisting of $130.1 million in cash and approximately 2.6 million shares of our common stock. After the exchanges, approximately $30 million in aggregate principal amount of Convertible Notes remained outstanding with the terms unchanged. During the second quarter of 2022, the common stock price condition of the Convertible Notes was satisfied, and as a result, the outstanding Convertible Notes are convertible at the election of the noteholders during the third quarter. As of the date of this Quarterly Report on Form 10-Q, we have not received any conversion requests for the outstanding Convertible Notes and do not anticipate receiving any conversion requests as the market value of the Convertible Notes exceeds the conversion value of the Convertible Notes. As of June 30, 2022, the if-converted value of the outstanding Convertible Notes exceeded the principal amount by approximately $91.1 million. It is our current intent and policy to settle any conversions of Convertible Notes through a combination of cash and shares. For further information regarding the Convertible Notes and the Convertible Notes exchanges, see Note 8, “Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements.

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

The table below summarizes our availability under our credit facilities as of June 30, 2022:

			Letters of
		Borrowing	Credit		Contractual
	Face Amount	Base	Outstanding	Availability	Expiration
	(Dollars in thousands)
Securitization Facility	$110,000	$110,000	$67,085	$42,915	September 29, 2023
Inventory Facility	50,000	50,000	27,712	22,288	September 29, 2023
Total	$160,000	$160,000	$94,797	$65,203

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

Contractual Obligations

Our contractual obligations include long-term debt and related interest, leases, coal lease rights, coal purchase obligations, and unconditional purchase obligations. As discussed above, we have reduced our long-term debt by repaying $272.3 million of our Term Loan and negotiating exchanges of approximately $125.2 million principal amount of our Convertible Notes during the first half of 2022. There have been no other material changes to our contractual obligations from our Annual Report on Form 10-K for the year ended December 31, 2021. For further information regarding the Term Loan Debt Facility and Convertible Notes exchanges, see Note 8, “Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements.

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

Cash Flow

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
(In thousands)
Cash provided by (used in):
Operating activities	$561,167	$26,109
Investing activities	(42,187)	(80,771)
Financing activities	(562,231)	21,837

Cash provided by operating activities increased in the six months ended June 30, 2022 versus the six months ended June 30, 2021, mainly due to the improvement in results from operations discussed in the “Overview” and “Operational Performance” sections above, partially offset by a greater increase in working capital requirements of approximately $85 million in the current year period, primarily in receivables, and by the additional funding of the thermal reclamation fund of $80 million in first half of 2022.

Cash used in investing activities decreased in the six months ended June 30, 2022 versus the six months ended June 30, 2021, primarily due to decreased capital expenditures of approximately $95 million resulting from the completion of the Leer South development in 2021, partially offset by a net decrease in proceeds from sale of short-term investments of approximately $55 million.

Cash was used in financing activities during the six months ended June 30, 2022 compared to cash provided by financing activities during the six months ended June 30, 2021. In the current year period, we made repayments of the Term Loan of approximately $272 million, consummated exchanges of Convertible Notes with the cash component of the exchange consideration consisting of approximately $130 million in cash in the aggregate, and paid dividends of approximately $155 million. During the prior year period we received proceeds from the 2021 Tax Exempt Bonds of approximately $45 million.

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

Our sales commitments for 2022 were as follows as of June 30, 2022:

	2022
	Tons	$ per ton
Metallurgical	(in millions)
Committed, North America Priced Coking	0.7	$216.36
Committed, North America Unpriced Coking	0.2
Committed, Seaborne Priced Coking	3.6	284.82
Committed, Seaborne Unpriced Coking	2.0

Committed, Priced Thermal	0.4	23.48
Committed, Unpriced Thermal	—

Thermal
Committed, Priced	73.9	$18.57
Committed, Unpriced	1.4

We are exposed to fluctuations in the fair value of coal derivatives that we enter into to manage the price risk related to future coal sales, but for which we do not elect hedge accounting. Gains or losses on these derivative instruments would be largely offset in the pricing of the physical coal sale. During the three months ended June 30, 2022, Value at Risk “VaR” for our risk management positions that are recorded at fair value through earnings ranged from $2.5 million to $8.0 million. The linear mean of each daily VaR was $4.8 million. The final VaR at June 30, 2022 was $2.5 million.

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

We are exposed to price risk with respect to diesel fuel purchased for use in our operations. We anticipate purchasing approximately 40 to 45 million gallons of diesel fuel for use in our operations annually. To protect our cash flows from increases in the price of diesel fuel for our operations, we use forward physical diesel purchase contracts, purchased heating oil call options and New York Mercantile Exchange (“NYMEX”) gulf coast diesel swaps and options. At June 30, 2022, the Company had protected the price of expected diesel fuel purchases for 2022 with approximately 11 million gallons of heating oil call options with an average strike price of $3.28 per gallon. These positions are not designated as hedges for accounting purposes, and therefore, changes in the fair value are recorded immediately to earnings.

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

Item 4.Controls and Procedures

We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date. There were no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2022, the Board of Directors increased the remaining outstanding authorization for share repurchases to $500 million. The timing of any future share purchases, and the ultimate number of shares to be purchased, will depend on a number of factors, including business and market conditions, our future financial performance, and other capital priorities. The shares will be acquired in the open market or through private transactions in accordance with Securities and Exchange Commission requirements. The share repurchase program has no termination date, but may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock. The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market conditions. We did not purchase any shares of our common stock under this program for the quarter ended June 30, 2022.

Item 4.Mine Safety Disclosures

The statement concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022.

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

4.4

Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.4 of Arch Resources’s Annual Report on Form 10-K for the year ended December 31, 2019).

4.5

Indenture, dated as of November 3, 2020, between Arch Resources, Inc. and UMB Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of Arch Resources’s Current Report on Form 8-K filed on November 4, 2020).

4.6	Form of certificate representing the 5.25% Convertible Senior Notes due 2025 (incorporated by reference to Exhibit 4.1 of Arch Resources’s Current Report on Form 8-K filed on November 4, 2020).

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

10.17

First Amendment to the Second Amended and Restated Purchase and Sale Agreement, dated as of December 21, 2016, among Arch Resources, Inc. and certain subsidiaries of Arch Resources, Inc., as originators (incorporated by reference to Exhibit 10.7 of Arch Resources’s Quarterly Report on Form 10-Q filed for the period ended September 30, 2017).

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

10.47	Form of Confirmation of Base Capped Call Transaction (incorporated by reference to Exhibit 10.1 of Arch Resources’s Current Report on Form 8-K filed on November 4, 2020).

10.48	Form of Exchange Agreement (incorporated by reference to Exhibit 10.1 of Arch Resources’s Current Report on Form 8-K filed on May 23, 2022).

31.1**	Rule 13a-14(a)/15d-14(a) Certification of Paul A. Lang.

31.2**	Rule 13a-14(a)/15d-14(a) Certification of Matthew C. Giljum.

32.1	Section 1350 Certification of Paul A. Lang.

32.2	Section 1350 Certification of Matthew C. Giljum.

95	Mine Safety Disclosure Exhibit.

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (1) Condensed Consolidated Income Statements, (2) Condensed Consolidated Statements of Comprehensive Income (Loss), (3) Condensed Consolidated Balance Sheets, (4) Condensed Consolidated Statements of Cash Flows, (5) Condensed Consolidated Statements of Stockholders’ Equity and (6) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

July 28, 2022