Form 10-Q
period 2022-09-30
ARCH RESOURCES, INC.
filed 2022-10-27
CIK 1037676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

or

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

At October 24, 2022 there were 18,082,800 shares of the registrant’s common stock outstanding.

Part I

FINANCIAL INFORMATION

Item 1.Financial Statements.

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Income Statements

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(Unaudited)		(Unaudited)
Revenues	$863,835	$594,412	$2,865,129	$1,402,345
Costs, expenses and other operating
Cost of sales (exclusive of items shown separately below)	610,027	423,826	1,758,012	1,089,061
Depreciation, depletion and amortization	33,958	30,760	98,948	84,441
Accretion on asset retirement obligations	4,430	5,437	13,290	16,311
Change in fair value of coal derivatives and coal trading activities, net	(12,252)	19,641	5,144	28,931
Selling, general and administrative expenses	26,107	21,081	79,271	66,679
Other operating expense (income), net	16,997	(1,731)	18,796	(11,344)
	679,267	499,014	1,973,461	1,274,079

Income from operations	184,568	95,398	891,668	128,266

Interest expense, net
Interest expense	(4,060)	(6,151)	(16,245)	(13,220)
Interest and investment income	2,224	—	2,776	474
	(1,836)	(6,151)	(13,469)	(12,746)

Income before nonoperating expenses	182,732	89,247	878,199	115,520

Nonoperating expenses
Non-service related pension and postretirement benefit costs	(857)	(1,186)	(2,189)	(3,252)
Net loss resulting from early retirement of debt	(394)	—	(14,143)	—
	(1,251)	(1,186)	(16,332)	(3,252)

Income before income taxes	181,481	88,061	861,867	112,268
Provision for (benefit from) income taxes	474	(1,082)	1,424	1,301
Net income	$181,007	$89,143	$860,443	$110,967

Net income per common share
Basic earnings per share	$9.84	$5.83	$50.97	$7.26
Diluted earnings per share	$8.68	$4.92	$41.00	$6.49
Weighted average shares outstanding
Basic weighted average shares outstanding	18,396	15,302	16,881	15,293
Diluted weighted average shares outstanding	20,908	18,105	21,210	17,101
Dividends declared per common share	$6.00	$—	$14.36	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(Unaudited)		(Unaudited)
Net income	$181,007	$89,143	$860,443	$110,967

Derivative instruments
Comprehensive income before tax	—	299	1,763	1,626
Income tax benefit (provision)	—	—	—	—
	—	299	1,763	1,626
Pension, postretirement and other post-employment benefits
Comprehensive income (loss) before tax	(1,473)	2,189	(10,896)	6,698
Income tax benefit (provision)	—	—	—	—
	(1,473)	2,189	(10,896)	6,698
Available-for-sale securities
Comprehensive income (loss) before tax	(4)	135	178	220
Income tax benefit (provision)	—	—	—	—
	(4)	135	178	220

Total other comprehensive income (loss)	(1,477)	2,623	(8,955)	8,544
Total comprehensive income	$179,530	$91,766	$851,488	$119,511

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	September 30, 2022	December 31, 2021
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$490,321	$325,194
Short-term investments	10,671	14,463
Restricted cash	1,100	1,101
Trade accounts receivable (net of $0 allowance at September 30, 2022 and December 31, 2021)	210,349	324,304
Other receivables	13,592	8,271
Inventories	215,172	156,734
Other current assets	49,869	52,804
Total current assets	991,074	882,871
Property, plant and equipment, net	1,116,550	1,120,043
Other assets
Equity investments	17,044	15,403
Fund for asset retirement obligations	130,000	20,000
Other noncurrent assets	65,194	78,843
Total other assets	212,238	114,246
Total assets	$2,319,862	$2,117,160

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$186,322	$131,986
Accrued expenses and other current liabilities	160,247	167,304
Current maturities of debt	52,179	223,050
Total current liabilities	398,748	522,340
Long-term debt	121,914	337,623
Asset retirement obligations	195,655	192,672
Accrued pension benefits	493	1,300
Accrued postretirement benefits other than pension	72,890	73,565
Accrued workers’ compensation	222,648	224,105
Other noncurrent liabilities	121,453	81,689
Total liabilities	1,133,801	1,433,294
Stockholders' equity
Common stock, $0.01 par value, authorized 300,000 shares, issued 28,642 and 25,481 shares at September 30, 2022 and December 31, 2021, respectively	286	255
Paid-in capital	766,427	784,356
Retained earnings	1,299,024	712,478
Treasury stock, 10,517 and 10,088 shares at September 30, 2022 and December 31, 2021, respectively, at cost	(884,879)	(827,381)
Accumulated other comprehensive income	5,203	14,158
Total stockholders’ equity	1,186,061	683,866
Total liabilities and stockholders’ equity	$2,319,862	$2,117,160

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2022	2021

Operating activities	(Unaudited)
Net income	$860,443	$110,967
Adjustments to reconcile to cash from operating activities:
Depreciation, depletion and amortization	98,948	84,441
Accretion on asset retirement obligations	13,290	16,311
Deferred income taxes	—	11
Employee stock-based compensation expense	20,837	12,841
Amortization relating to financing activities	1,958	4,801
Gain on disposals and divestitures, net	(1,012)	(857)
Reclamation work completed	(11,229)	(36,200)
Contribution to fund for asset retirement obligations	(110,000)	—
Changes in:
Receivables	108,635	(115,858)
Inventories	(58,438)	(29,862)
Accounts payable, accrued expenses and other current liabilities	58,791	12,827
Income taxes, net	826	1,247
Coal derivative assets and liabilities, including margin account	5,144	29,170
Other	27,038	1,743
Cash provided by operating activities	1,015,231	91,582
Investing activities
Capital expenditures	(94,517)	(212,046)
Minimum royalty payments	(1,069)	(1,186)
Proceeds from disposals and divestitures	1,963	1,135
Purchases of short-term investments	(10,675)	—
Proceeds from sales of short-term investments	14,450	81,986
Investments in and advances to affiliates, net	(6,692)	(2,723)
Cash used in investing activities	(96,540)	(132,834)
Financing activities
Payments on term loan due 2024	(273,038)	(2,250)
Proceeds from equipment financing	—	19,438
Proceeds from tax exempt bonds	—	44,985
Payments on convertible debt	(149,273)	—
Net payments on other debt	(23,942)	(20,208)
Debt financing costs	(690)	(2,057)
Dividends paid	(264,638)	—
Purchases of treasury stock	(56,498)	—
Payments for taxes related to net share settlement of equity awards	(4,908)	(1,293)
Proceeds from warrants exercised	19,422	—
Cash (used in) provided by financing activities	(753,565)	38,615
Increase (decrease) in cash and cash equivalents, including restricted cash	165,126	(2,637)
Cash and cash equivalents, including restricted cash, beginning of period	$326,295	$193,445
Cash and cash equivalents, including restricted cash, end of period	$491,421	$190,808
Cash and cash equivalents, including restricted cash, end of period
Cash and cash equivalents	$490,321	$189,707
Restricted Cash	1,100	1,101
	$491,421	$190,808

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Treasury	Accumulated Other
	Common	Paid-In	Retained	Stock at	Comprehensive
	Stock	Capital	Earnings	Cost	Income	Total

	(In thousands)
Balances at January 1, 2022	$255	$784,356	$712,478	$(827,381)	$14,158	$683,866
Cumulative effect of accounting change on convertible debt	—	(39,239)	6,718	—	—	(32,521)
Dividends on common shares ($0.25/share)	—	—	(3,851)	—	—	(3,851)
Dividend Equivalents earned on RSU grants	—	—	(420)	—	—	(420)
Total comprehensive income	—	—	271,872	—	1,423	273,295
Employee stock-based compensation	—	8,203	—	—	—	8,203
Issuance of 71,338 shares of common stock under long-term incentive plan	1	—	—	—	—	1
Common stock withheld related to net share settlement of equity awards	—	(4,827)	—	—	—	(4,827)
Issuance of 13,239 shares of common stock for warrants exercised	—	506	—	—	—	506
Balances at March 31, 2022	$256	$748,999	$986,797	$(827,381)	$15,581	$924,252

Dividends on common shares ($8.11/share)	—	—	(150,716)	—	—	(150,716)
Dividend equivalents earned on RSU grants	—	—	(8,665)	—	—	(8,665)
Employee stock-based compensation	—	6,349	—	—	—	6,349
Common stock withheld related to net share settlement of equity awards	—	(81)	—	—	—	(81)
Total comprehensive income (loss)	—	—	407,563	—	(8,901)	398,662
Issuance of 2,630,272 shares of common stock for convertible debt exchanged	26	(29)	—	—	—	(3)
Issuance of 445,497 shares of common stock for warrants exercised	4	18,906	—	—	—	18,910
Balances at June 30, 2022	$286	$774,144	$1,234,979	$(827,381)	$6,680	$1,188,708

Dividends on common shares ($6.00/share)	—	—	(110,071)	—	—	(110,071)
Dividend equivalents earned on RSU grants	—	464	(6,891)	—	—	(6,427)
Purchase of 428,864 shares of common stock under share repurchase program	—	—	—	(57,498)		(57,498)
Employee stock-based compensation	—	6,285	—	—	—	6,285
Cash paid for convertible debt repurchased	—	(14,466)	—	—	—	(14,466)
Issuance of 273 shares of common stock for warrants exercised	—	—	—	—	—	—
Total comprehensive income (loss)	—	—	181,007	—	(1,477)	179,530
Balances at September 30, 2022	$286	$766,427	$1,299,024	$(884,879)	$5,203	$1,186,061

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and U.S. Securities and Exchange Commission regulations. In the opinion of management, all adjustments, consisting of normal, recurring accruals considered necessary for a fair presentation, have been included. Results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission.

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

Additionally, upon adoption of ASU 2020-06, the treasury stock method utilized by the Company to calculate earnings per share through December 31, 2021 is no longer permitted. Accordingly, the Company has transitioned to the if-converted method utilizing the modified retrospective approach.  For the three and nine months ended September 30, 2022, under the previous treasury stock method, the diluted earnings per share would have been approximately $8.74 and $42.05, respectively. As a result of the adoption of ASU 2020-06, diluted earnings per share decreased by $0.06 and $1.05 for the three and nine months ended September 30, 2022, respectively.

Recent Accounting Guidance Issued Not Yet Effective

There are no new pronouncements issued but not yet effective expected to have a material impact on the Company’s financial position, results of operations, or liquidity.

3. Accumulated Other Comprehensive Income (Loss)

The following items are included in accumulated other comprehensive income (loss) (“AOCI”), net of tax:

		Pension,
		Postretirement		Accumulated
		and Other Post-		Other
	Derivative	Employment	Available-for-	Comprehensive
	Instruments	Benefits	Sale Securities	Income (loss)

	(In thousands)
Balances at December 31, 2021	$(1,763)	$16,103	$(182)	$14,158
Unrealized gains (losses)	223	(8,626)	(4)	(8,407)
Amounts reclassified from accumulated other comprehensive income (loss)	1,540	(2,270)	182	(548)
Balances at September 30, 2022	$—	$5,207	$(4)	$5,203

The following amounts were reclassified out of AOCI:

	Three Months Ended September 30,		Nine Months Ended September 30,		Line Item in the Consolidated
Details About AOCI Components	2022	2021	2022	2021	Income Statements

	(In thousands)
Interest rate hedges	—	(336)	(112)	(1,591)	Interest expense
Interest rate hedges (ineffective portion)	—	—	(1,428)	—	Net loss resulting from early retirement of debt
	—	—	—	—	Provision for income taxes
	$—	$(336)	$(1,540)	$(1,591)	Net of tax

Pension, postretirement and other post-employment benefits
Amortization of actuarial gains (losses), net [1]	$571	$(590)	$1,544	$(1,772)	Non-service related pension and postretirement benefit (costs) credits
Amortization of prior service credits	38	52	111	139	Non-service related pension and postretirement benefit (costs) credits
Pension settlement	201	376	615	1,364	Non-service related pension and postretirement benefit (costs) credits
					Total before tax
	—	—	—	—	Provision for income taxes
	$810	$(162)	$2,270	$(269)	Net of tax

Available-for-sale securities [2]	$—	$(1)	$(182)	$25	Interest and investment income
	—	—	—	—	Provision for income taxes
	$—	$(1)	$(182)	$25	Net of tax

1 Production-related benefits and workers’ compensation costs are included in costs of sales.

2 The gains and losses on sales of available-for-sale-securities are determined on a specific identification basis.

4. Inventories

Inventories consist of the following:

	September 30,	December 31,
	2022	2021

	(In thousands)
Coal	$104,092	$75,653
Repair parts and supplies	111,080	81,081
	$215,172	$156,734

The repair parts and supplies are stated net of an allowance for slow-moving and obsolete inventories of $2.4 million at September 30, 2022 and $2.3 million at December 31, 2021.

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

The Company’s investments in available-for-sale marketable securities are as follows:

	September 30, 2022

		Gross		Allowance
		Unrealized		for - Credit	Fair
	Cost Basis	Gains	Losses	Losses	Value

	(In thousands)
Available-for-sale:
U.S. government and agency securities	$10,675	$—	$(4)	$—	$10,671
Corporate notes and bonds	—	—	—	—	—
Total Investments	$10,675	$—	$(4)	$—	$10,671

	December 31, 2021

		Gross		Allowance
		Unrealized		for - Credit	Fair
	Cost Basis	Gains	Losses	Losses	Value

	(In thousands)
Available-for-sale:
U.S. government and agency securities	$6,074	$—	$(71)	$—	$6,003
Corporate notes and bonds	8,571	—	(111)	—	8,460
Total Investments	$14,645	$—	$(182)	$—	$14,463

During the six months ended June 30, 2022, the Company liquidated its investments held at December 31, 2021. For investments purchased in the third quarter of 2022, the aggregate fair value of investments with unrealized losses that had been owned for less than a year was less than $0.1 million at September 30, 2022. The unrealized losses in the Company’s portfolio at September 30, 2022 are the result of normal market fluctuations. The Company does not intend to sell these investments before recovery of their amortized cost base.

The debt securities outstanding at September 30, 2022 have maturity dates ranging from the first quarter of 2023 through the first quarter of 2024.The Company classifies its investments as current based on the nature of the investments and their availability to provide cash for use in current operations.

6. Derivatives

Diesel fuel price risk management

The Company is exposed to price risk with respect to diesel fuel purchased for use in its operations. The Company anticipates purchasing approximately 40 to 45 million gallons of diesel fuel for use in its operations during 2022. To protect the Company’s cash flows from increases in the price of diesel fuel for its operations, the Company has purchased heating oil call options. At September 30, 2022, the Company had protected the price of expected diesel fuel purchases for the remainder of 2022 with approximately 7 million gallons of heating oil call options with an average strike price of $3.46 per gallon. At September 30, 2022, the Company had also protected the price of expected diesel fuel purchases for a portion of 2023 with approximately 3 million gallons of heating oil call options with an average strike price of $4.58 per gallon. These positions are not designated as hedges for accounting purposes, and therefore, changes in the fair value are recorded immediately to earnings.

Coal price risk management positions

The Company may sell or purchase forward contracts, swaps and options in the over-the-counter coal market or on an exchange in order to manage its exposure to coal prices. The Company has exposure to the risk of fluctuating coal prices related to forecasted, index-priced sales or purchases of coal or to the risk of changes in the fair value of a fixed price physical sales contract. Certain derivative contracts may be designated as hedges of these risks.

At September 30, 2022, the Company held derivatives for risk management purposes that are expected to settle in the following years:

(Tons in thousands)	2022	2023	Total
Coal sales	39	40	79
Coal purchases	—	—	—

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

	September 30, 2022			December 31, 2021
Fair Value of Derivatives	Asset	Liability		Asset	Liability
(In thousands)	Derivative	Derivative		Derivative	Derivative
Derivatives Not Designated as Hedging Instruments
Heating oil -- diesel purchases	3,540	—		1,219	—
Coal -- risk management	—	(2,463)		4,885	(2,203)
Total	$3,540	$(2,463)		$6,104	$(2,203)
Total derivatives	$3,540	$(2,463)		$6,104	$(2,203)
Effect of counterparty netting	—	—		(1,890)	1,890
Net derivatives as classified in the balance sheets	$3,540	$(2,463)	$1,077	$4,214	$(313)	$3,901

Fair Value of Derivatives		September 30,	December 31,
(In thousands)		2022	2021
Net derivatives as reflected on the balance sheets (in thousands)
Heating Oil and coal	Other current assets	$3,540	$4,214
Coal	Accrued expenses and other current liabilities	(2,463)	(313)
		$1,077	$3,901

At September 30, 2022, the current open derivative positions are non-margined.

The effects of derivatives on measures of financial performance are as follows:

Derivatives Not Designated as Hedging Instruments (in thousands)

Three and Nine Months Ended September 30,

Gain (Loss) Recognized		Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
Coal risk management — unrealized	(1)	$12,252	$(19,641)	$(5,144)	$(28,931)

Coal risk management— realized	(2)	$(14,700)	$(6,495)	$(41,159)	$(7,008)
Heating oil — diesel purchases	(2)	$(4,146)	$—	$9,386	$—

Location in Condensed Consolidated Income Statements:

(1)	— Change in fair value of coal derivatives and coal trading activities, net
(2)	— Other operating expense (income), net

At September 30, 2022 and December 31, 2021, the Company did not have any derivative contracts designated as hedging instruments.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
	2022	2021

	(In thousands)
Payroll and employee benefits	$61,868	$55,898
Taxes other than income taxes	42,688	61,582
Interest	1,771	3,439
Workers’ compensation	16,828	14,202
Asset retirement obligations	21,781	21,781
Coal derivatives	2,463	313
Other	12,848	10,089
	$160,247	$167,304

8. Debt and Financing Arrangements

	September 30,	December 31,
	2022	2021

	(In thousands)
Term loan due 2024 ($7.3 million face value)	$7,252	$280,353
Tax Exempt Bonds ($98.1 million face value)	98,075	98,075
Convertible Debt ($25.4 million face value)	25,356	121,617
Other	46,947	70,836
Debt issuance costs	(3,537)	(10,208)
	174,093	560,673
Less: current maturities of debt	52,179	223,050
Long-term debt	$121,914	$337,623

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

During the nine months ended September 30, 2022, the Company repaid $273.0 million of the Term Loans leaving a remaining balance of $7.3 million. The remaining balance of $7.3 million was left as certain terms and conditions governing the Term Loan are incorporated into the Company’s outstanding indebtedness. As a result of the repayment, the Company recorded $4.1 million in “net loss resulting from early retirement of debt” during the nine months ended September 30 2022 in the accompanying Condensed Consolidated Income Statements relating to deferred financing fees, original issue discount, and the ineffective portion of an interest rate swap designated as a cashflow hedge, partially offset by gains on repurchases of the Term Loans.

Accounts Receivable Securitization Facility

On August 3, 2022, the Company amended and extended its existing trade accounts receivable securitization facility provided to Arch Receivable Company, LLC, a special-purpose entity that is a wholly owned subsidiary of Arch Resources (“Arch Receivable”) (the “Securitization Facility”), which supports the issuance of letters of credit and requests for cash advances. The amendment to the Securitization Facility increased the size of the facility from $110 million to $150 million of borrowing capacity and extended the maturity date to August 1, 2025.

Under the Securitization Facility, Arch Receivable, Arch Resources and certain of Arch Resources’s subsidiaries party to the Securitization Facility have granted to the administrator of the Securitization Facility a first priority security interest in eligible trade accounts receivable generated by such parties from the sale of coal and all proceeds thereof. As of September 30, 2022, letters of credit totaling $69.2 million were outstanding under the facility with $66.1 million available for borrowings.

Inventory-Based Revolving Credit Facility

On August 3, 2022, Arch Resources amended the senior secured inventory-based revolving credit facility in an aggregate principal amount of $50 million (the “Inventory Facility”) with Regions Bank (“Regions”) as administrative agent and collateral agent, as lender and swingline lender and as letter of credit issuer. Availability under the Inventory Facility is subject to a borrowing base consisting of (i) 85% of the net orderly liquidation value of eligible coal inventory, plus (ii) the lesser of (x) 85% of the net orderly liquidation value of eligible parts and supplies inventory and (y) 35% of the amount determined pursuant to clause (i), plus (iii) 100% of Arch Resources’s Eligible Cash (defined in the Inventory Facility), subject to reduction for reserves imposed by Regions.

The amendment of the Inventory Facility extended the maturity of the facility to August 3, 2025; maintained the minimum Liquidity requirement of $100 million and included provisions that reduce the advance rates for coal inventory and parts and supplies, depending on “liquidity.”

The Inventory Facility contains certain customary affirmative and negative covenants; events of default, subject to customary thresholds and exceptions; and representations, including certain cash management and reporting requirements that are customary for asset-based credit facilities. The Inventory Facility also includes a requirement to maintain liquidity equal to or exceeding $100 million at all times. As of September 30, 2022, letters of credit totaling $26.2 million were outstanding under the facility with $23.8 million available for borrowings.

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

During the third quarter of 2022, the conversion price was revalued to $34.151 per share as a result of the third quarter dividend declaration. The Convertible Notes may be converted in certain circumstances, including at any time after, and including, July 15, 2025 until the close of business on the second scheduled trading day immediately before the maturity date.

During the third quarter of 2022, the common stock sale condition of the Convertible Notes was satisfied. As described in the Indenture, this condition is satisfied when the closing stock price exceeds 130% of the conversion price for at least 20 trading days of the last 30 trading days prior to quarter end. As a result, the Convertible Notes are currently convertible at the election of noteholders during the third quarter of 2022 and are classified as current maturities of debt on the Company’s Condensed Consolidated Balance Sheet at September 30, 2022.

In May 2022, the Company entered into a negotiated exchange (the “exchanges”) of $125.2 million principal amount of the Convertible Notes for aggregate consideration consisting of $130.1 million in cash which includes $0.2 million accrued interest and approximately 2.6 million shares of Arch Resources common stock. In the third quarter of 2022, the Company entered into negotiated repurchases of $4.7 million principal amount of the Convertible Notes for aggregate consideration consisting of $19.3 million in cash. Approximately $25.4 million in aggregate principal amount of notes remains outstanding with the terms unchanged.

In connection with the exchanges and repurchases for the nine months ended September 30, 2022, the Company recognized a total loss of $10.0 million which includes inducement premium payments of $5.0 million, unamortized deferred financing fees of $3.5 million and professional fees of $1.5 million. This amount is included as “Net loss resulting from early retirement of debt” in the accompanying Condensed Consolidated Income Statements.

As of September 30, 2022, $25.4 million of the Convertible Notes remained outstanding. From October 1, 2022 to the date of this filing, the Company has not received any conversion requests for Convertible Notes and does not anticipate receiving any conversion requests in the near term as the market value of the Convertible Notes exceeds the conversion value of the Convertible Notes. As of September 30, 2022, the if-converted value of the Convertible Notes exceeded the principal amount by $62.7 million. It is the Company’s current intent and policy to settle any conversions of notes through a combination of cash and shares.

Total interest expense related to the Convertible Debt for the three months ended September 30, 2022 was $0.3 million, which was related to the contractual interest coupon of $0.2 million and $0.1 million of amortization of deferred financing fees. Total interest expense related to the Convertible Debt for the nine months ended September 30, 2022 was $4.3 million and was comprised of $3.8 million related to the contractual interest coupon and $0.5 million related to the amortization of the discount on the liability component and amortization of deferred financing fees.

Capped Call Transactions

In connection with the offering of the Convertible Notes, the Company entered into privately negotiated convertible note hedge transactions (collectively, the “Capped Call Transactions”). The Capped Call Transactions cover, subject to customary anti-dilution adjustments, the number of shares of the Company’s common stock that initially underlie the Convertible Notes.

The Capped Call Transactions are expected generally to reduce the potential dilution and/or offset any cash payments the Company is required to make in excess of the principal amount due upon conversion of the Convertible Notes in the event that the market price of the Company’s common stock is greater than the strike price of the Capped Call Transactions, which was initially $37.325 per share and the initial cap price was $52.255 per share. The initial call and cap prices are subject to adjustments under the terms of the underlying capped call agreements, including for various transactions such as the payment of dividends. The number of shares underlying the Capped Call Transactions is 4.2 million.

As of September 30, 2022, the Capped Call Transaction remain outstanding and have an intrinsic value of $62.1 million.

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

The fair value of the interest rate swaps at September 30, 2022 is an asset of $1.4 million, which is recorded within Other noncurrent assets. The Company realized $0.6 million of gains during the three months ended September 30, 2022, related to settlements of the interest rate swaps, which were recorded to interest expense on the Company’s Condensed Consolidated Income Statements. The interest rate swaps are classified as Level 2 within the fair value hierarchy.

9. Income Taxes

A reconciliation of the federal income tax provision at the statutory rate to the actual provision for income taxes follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)
Income tax provision at statutory rate	$38,111	$18,493	$180,992	$23,576
Percentage depletion and other permanent items	(8,120)	(3,357)	(34,228)	(6,313)
State taxes, net of effect of federal taxes	920	944	4,005	1,832
Change in valuation allowance	(30,800)	(15,984)	(150,446)	(18,814)
Current expense associated with uncertain tax positions	376	(1,128)	1,128	1,081
Other, net	(13)	(50)	(27)	(61)
Provision for (benefit from) income taxes	$474	$(1,082)	$1,424	$1,301

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. This legislation introduces a 15% corporate alternative minimum tax and a 1% excise tax on stock buybacks among its key tax provisions.  The IRA is effective for years beginning after December 31, 2022 and as such the Company does not anticipate material impact in the current year. The Company will continue to evaluate the impact this will have on future periods.

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

The table below sets forth, by level, the Company’s financial assets and liabilities that are recorded at fair value in the accompanying Condensed Consolidated Balance Sheet:

	September 30, 2022
	Total	Level 1	Level 2	Level 3

	(In thousands)
Assets:
Investments in marketable securities	$10,671	$10,671	$—	$—
Derivatives	4,978	—	1,438	3,540
Total assets	$15,649	$10,671	$1,438	$3,540
Liabilities:
Derivatives	$2,463	$—	$2,463	$—

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

The following table summarizes the change in fair values of financial instruments categorized as Level 3.

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
(In thousands)
Balance, beginning of period	$11,435	$1,219
Realized and unrealized gains (losses) recognized in earnings, net	(4,970)	8,097
Purchases	900	2,348
Settlements	(3,825)	(8,124)
Ending balance	$3,540	$3,540

Fair Value of Long-Term Debt

At September 30, 2022 and December 31, 2021, the fair value of the Company’s debt, including amounts classified as current, was $240.3 million and $819.5 million, respectively. Fair values are based upon observed prices in an active market, when available, or from valuation models using market information, which fall into Level 2 in the fair value hierarchy.

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

The following table provides the basic and diluted earnings per share by reconciling the numerators and denominators of the computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

(In Thousands)
Net income attributable to common shares	$181,007	$89,143	$860,443	$110,967
Adjustment of interest expense attributable to Convertible Notes	346	—	4,345	—
Adjustment for inducement payments	217	—	4,914	—
Diluted net income attributable to common stockholders	181,570	89,143	869,702	110,967

Basic weighted average shares outstanding	18,396	15,302	16,881	15,293
Effect of dilutive securities	1,698	2,803	1,716	1,808
Convertible Notes (a)	814	—	2,613	—
Diluted weighted average shares outstanding	20,908	18,105	21,210	17,101
(a)	Diluted weighted average common shares outstanding includes the dilutive effect had the Company's Convertible Notes been converted at the beginning of the year ended December 31, 2022. If converted by the holder, the Company may settle in cash, shares of the Company's common stock or a combination thereof, at the Company's election. The Capped Call Transaction is anti-dilutive and is excluded from the calculation of diluted earnings per share.

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

Workers’ compensation expense consists of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)
Self-insured occupational disease benefits:
Service cost	$1,498	$1,949	$4,493	$5,847
Interest cost(1)	1,153	1,110	3,458	3,330
Net amortization(1)	157	590	471	1,772
Total occupational disease	$2,808	$3,649	$8,422	$10,949
Traumatic injury claims and assessments	2,218	1,779	6,424	5,449
Total workers’ compensation expense	$5,026	$5,428	$14,846	$16,398
(1)	In accordance with the adoption of ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” these costs are recorded within Nonoperating expenses in the Condensed Consolidated Statements of Operations on the line item “Non-service related pension and postretirement benefit costs.”

13. Employee Benefit Plans

The following table details the components of pension benefit costs (credits):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)
Interest cost(1)	$1,486	$1,099	$3,673	$3,234
Expected return on plan assets(1)	(1,557)	(1,812)	(4,422)	(5,460)
Pension settlement(1)	(201)	(376)	(615)	(1,364)
Amortization of prior service credits (1)	(38)	(52)	(111)	(139)
Amortization of other actuarial losses (gains) (1)	(101)	—	(134)	—
Net benefit credit	$(411)	$(1,141)	$(1,609)	$(3,729)

The following table details the components of other postretirement benefit cost (credit):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)
Service cost	$71	$86	$212	$256
Interest cost(1)	501	529	1,504	1,585
Amortization of other actuarial gains (1)	(627)	—	(1,881)	—
Net benefit (credit) cost	$(55)	$615	$(165)	$1,841
(1)	In accordance with the adoption of ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” these costs are recorded within Nonoperating expenses in the Condensed Consolidated Income Statements on the line item “Non-service related pension and postretirement benefit costs.”
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

As of September 30, 2022, the Company had outstanding surety bonds with a face amount of $583.6 million to secure various obligations and commitments and $95.4 million of letters of credit under its Securitization and Inventory Facilities used to collateralize certain obligations. The Company had posted $5.6 million in cash collateral related to various obligations; this amount is recorded within “Other noncurrent assets” on the Condensed Consolidated Balance Sheets.

As of September 30, 2022, the Company’s reclamation-related obligations of $217.4 million were supported by surety bonds of $494.8 million and $20.0 million in letters of credit used to collateralize certain obligations. The Company has posted $0.6 million in cash collateral related to reclamation surety bonds. This amount is recorded within “Other noncurrent assets” on the Condensed Consolidated Balance Sheets. Additionally, in the third quarter of 2022, the Company contributed an additional $30 million to a fund that will serve to defease the long-term asset retirement obligation for its thermal asset base bringing the total to $130 million as of September 30, 2022. This amount is recorded as “Fund for asset retirement obligations” on the Condensed Consolidated Balance Sheets.

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

Reporting segment results for the three and nine months ended September 30, 2022 and 2021 are presented below. The Corporate, Other, and Eliminations grouping includes these charges: idle operations; change in fair value of coal derivatives and coal trading activities, net; corporate overhead; land management activities; other support functions; and the elimination of intercompany transactions.

			Corporate,
			Other and
(In thousands)	MET	Thermal	Eliminations	Consolidated
Three Months Ended September 30, 2022
Revenues	$444,306	$419,529	$—	$863,835
Adjusted EBITDA	155,185	96,812	(29,041)	222,956
Depreciation, depletion and amortization	28,354	5,388	216	33,958
Accretion on asset retirement obligation	553	3,444	433	4,430
Total assets	1,020,849	325,580	973,433	2,319,862
Capital expenditures	36,389	4,604	367	41,360

Three Months Ended September 30, 2021
Revenues	$295,291	$299,096	$25	$594,412
Adjusted EBITDA	118,548	52,737	(39,690)	131,595
Depreciation, depletion and amortization	25,041	5,488	231	30,760
Accretion on asset retirement obligation	508	4,419	510	5,437
Total assets	965,252	193,060	772,637	1,930,949
Capital expenditures	61,504	507	2,078	64,089

Nine Months Ended September 30, 2022
Revenues	$1,640,970	$1,224,159	$—	$2,865,129
Adjusted EBITDA	810,615	290,648	(97,357)	1,003,906
Depreciation, depletion and amortization	82,738	15,554	656	98,948
Accretion on asset retirement obligation	1,660	10,331	1,299	13,290
Total assets	1,020,849	325,580	973,433	2,319,862
Capital expenditures	79,896	13,200	1,421	94,517

Nine Months Ended September 30, 2021
Revenues	$693,522	$707,394	$1,429	$1,402,345
Adjusted EBITDA	221,391	107,589	(99,962)	229,018
Depreciation, depletion and amortization	68,577	15,170	694	84,441
Accretion on asset retirement obligation	1,523	13,256	1,532	16,311
Total assets	965,252	193,060	772,637	1,930,949
Capital expenditures	204,347	1,370	6,329	212,046

A reconciliation of net income to adjusted EBITDA and segment Adjusted EBITDA from coal operations follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Net income	$181,007	$89,143	$860,443	$110,967
Provision for (benefit from) income taxes	474	(1,082)	1,424	1,301
Interest expense, net	1,836	6,151	13,469	12,746
Depreciation, depletion and amortization	33,958	30,760	98,948	84,441
Accretion on asset retirement obligations	4,430	5,437	13,290	16,311
Non-service related pension and postretirement benefit costs	857	1,186	2,189	3,252
Net loss resulting from early retirement of debt	394	—	14,143	—
Adjusted EBITDA	$222,956	$131,595	$1,003,906	$229,018
EBITDA from idled or otherwise disposed operations	3,624	3,074	9,972	10,637
Selling, general and administrative expenses	26,107	21,081	79,271	66,679
Other	(690)	15,535	8,114	22,646
Segment Adjusted EBITDA from coal operations	$251,997	$171,285	$1,101,263	$328,980

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

			Corporate,
			Other and
	MET	Thermal	Eliminations	Consolidated

	(in thousands)
Three Months Ended September 30, 2022
North America revenues	$70,491	$307,060	$—	$377,551
Seaborne revenues	373,815	112,469	—	486,284

Total revenues	$444,306	$419,529	$—	$863,835

Three Months Ended September 30, 2021
North America revenues	$52,654	$247,955	$25	$300,634
Seaborne revenues	242,637	51,141	—	293,778

Total revenues	$295,291	$299,096	$25	$594,412

Nine Months Ended September 30, 2022
North America revenues	$125,906	$905,829	$—	$1,031,735
Seaborne revenues	1,515,064	318,330	—	1,833,394

Total revenues	$1,640,970	$1,224,159	$—	$2,865,129

Nine Months Ended September 30, 2021
North America revenues	$124,782	$612,406	$1,429	$738,617
Seaborne revenues	568,740	94,988	—	663,728

Total revenues	$693,522	$707,394	$1,429	$1,402,345

As of September 30, 2022, the Company has outstanding performance obligations for the remainder of 2022 of 18.9 million tons of fixed price contracts and 2.2 million tons of variable price contracts. Additionally, the Company has outstanding performance obligations beyond 2022 of approximately 119.8 million tons of fixed price contracts and 6.7 million tons of variable price contracts.

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

As of September 30, 2022 and December 31, 2021, the Company had the following ROU assets and lease liabilities within the Company’s Condensed Consolidated Balance Sheets:

		September 30,	December 31,
		2022	2021
Assets	Balance Sheet Classification
Operating lease right-of-use assets	Other noncurrent assets	$12,755	$14,646
Financing lease right-of-use assets	Other noncurrent assets	3,242	4,215
Total Lease Assets		$15,997	$18,861

Liabilities	Balance Sheet Classification
Financing lease liabilities - current	Accrued expenses and other current liabilities	$961	$917
Operating lease liabilities - current	Accrued expenses and other current liabilities	2,710	2,606
Financing lease liabilities - long-term	Other noncurrent liabilities	3,371	4,097
Operating lease liabilities - long-term	Other noncurrent liabilities	10,647	12,713
		$17,689	$20,333

Weighted average remaining lease term in years
Operating leases		4.39	5.14
Finance leases		2.50	3.25

Weighted average discount rate
Operating leases		5.5%	5.5%
Finance leases		6.4%	6.4%

Information related to leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)		(In thousands)
Operating lease information:
Operating lease cost	$831	$841	$2,492	$2,533
Operating cash flows from operating leases	876	865	2,562	2,551

Financing lease information:
Financing lease cost	$393	$393	$1,179	$1,179
Operating cash flows from financing leases	303	303	908	909

Future minimum lease payments under non-cancellable leases as of September 30, 2022 were as follows:

	Operating	Finance
Year	Leases	Leases
	(In thousands)
2022	$826	$303
2023	3,356	1,210
2024	3,200	1,210
2025	3,185	2,111
2026	3,080	—
Thereafter	1,533	—
Total minimum lease payments	$15,180	$4,834
Less imputed interest	(1,823)	(502)

Total lease liabilities	$13,357	$4,332

18. Subsequent Event

On October 27, 2022, the Company announced the board approval of a quarterly fixed and variable dividend of $10.75 per share for stockholders of record on November 30, 2022, with a payment date of December 15, 2022. The dividend consists of a fixed component of $0.25 per share and a variable component of $10.50 per share.

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

Overview

Our results for the third quarter of 2022 benefited from continued relative strength in global metallurgical and thermal coal markets, tempered somewhat by building recessionary pressures in many global markets. The first three quarters of 2022 were impacted by numerous events, particularly the Russian invasion of Ukraine, the European energy crisis, and inflationary pressure followed by tighter monetary policies designed to curb inflation. These events continue to evolve and impact our business environment.

On February 24, 2022, Russia invaded Ukraine. Among the many humanitarian and economic impacts from the invasion, the significant disruption in global coal and energy supplies has had a significant upward impact on both coking and thermal coal indices. Russia was the third largest coal supplier to the international markets in 2021, and bans on the import of Russian coal by the European Union, the United Kingdom, Japan, and other nations continued to disrupt previously existing trading patterns, creating logistical issues, and pressuring availability of supply to these markets. In particular, the European Union’s ban on importation of Russian coal, which became effective on August 10, 2022, and the related restriction of Russian natural gas supplies into Europe, has contributed to historically high thermal coal prices in the international markets. During the third quarter of 2022, reduced global demand for finished steel products led to declines in coking coal indices from the historical highs reached in the first half of the year. However, supply constraints and support from thermal coal markets, offset the reduction in demand for coking coal. Coking coal indices rebounded late in the third quarter, and currently remain above long-term historical averages. At times during the third quarter of 2022, values of certain indices for high quality thermal coal have exceeded values of coking coal indices. This inversion of the historical price relationship has allowed us to direct coking quality products into thermal markets on economically favorable terms. As always, we plan to direct our products to the markets that offer us the greatest value, while honoring all of our existing commitments.

As expected, the December 30, 2021 explosion at the Curtis Bay Terminal, one of two United States East Coast terminals we utilize to export our coking coal product overseas, coupled with the increased COVID-19 case rates and general labor shortages experienced by our rail service providers, negatively impacted our volume of coking coal shipments in the first quarter of 2022. Rail service in our Metallurgical Segment has improved since the first quarter of 2022. Unfortunately, production issues, particularly at our Leer South operation, constrained our shipment volumes in the third quarter of 2022. These production issues are discussed further in the “Operational Performance” section of this Quarterly Report on Form 10-Q. We continue to work diligently with our rail service provider on logistics, and to manage the internal production issues we have encountered, to meet our annual shipment volume forecasts. We currently expect fourth quarter of 2022 coking coal shipments to increase moderately over the third quarter of 2022. Our ability to meet this expectation will, at least in part, be based on factors that are outside of our direct control.

China’s ban on importation of Australian coal remains in place, and we believe the supply of previously impounded Australian coal has been effectively exhausted. Russian coking coal, offered at discounts to published indices, has become a larger share of Chinese and Indian imports, but logistical, financial, and quality constraints exist as potential barriers to further increase in Russian supplies to these markets. Australian and North American coking coal supplies remain constrained compared to pre-COVID-19 levels, despite coking coal indices values staying persistently above long-term historical averages.

Some new coal supply has been added to the market, in particular, our new Leer South longwall operation. However, production and logistical disruptions, some of which are more recent developments, continue to constrain supply. The duration of specific supply disruptions is unknown. We believe that underinvestment in the sector in recent years underlies both the current and longer-term market dynamics. Underinvestment in the sector appears likely to persist, despite favorable markets, as government policies, including the significantly increased royalty structure in Queensland Australia, and diminished access to traditional capital markets, limits investment in the sector. In the current environment, we expect coking coal prices to remain volatile. Reduced demand for finished steel products and expectations for further reductions may put downward pressure on coking coal indices in the near term. Longer term, we believe continued limited global capital investment in new coking coal production capacity, normal reserve depletion, and a return to economic growth will provide support to coking coal markets.

Domestic thermal coal consumption remains supported by continued high natural gas prices during the first three quarters of 2022. Our thermal segment shipment volume increased significantly year-over-year in the first half of the current year, but rail service constraints negatively impacted shipment volumes in the third quarter of 2022, as compared to the previous year quarter. Longer term, we continue to believe thermal coal demand in the United States will remain pressured by continuing increases in subsidized renewable generation sources, particularly wind and solar, and planned retirements of coal fueled generating facilities. Currently, however, domestic natural gas prices remain at levels that provide a significant economic advantage for coal fired electricity generation. We believe coal generator stockpiles are likely below desired levels at many United States power stations, and we believe some domestic coal plants have been operating at reduced levels to conserve coal stockpiles despite the favorable economic opportunity of increasing generation. Certain generators may be forced to defer significant contracted volumes into 2023 and beyond, due to lack of adequate rail service. In the wake of the Russian invasion of Ukraine, and the associated disruption of European natural gas supplies, international thermal coal market indices increased too, and have remained well above historical averages. While we are effectively completely committed for 2022 Thermal Segment sales at planned production levels, we do have some export volume that remains open to pricing based on these indices.

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

Results of Operations

Three Months Ended September 30, 2022 and 2021

Revenues. Our revenues include sales to customers of coal produced at our operations and coal purchased from third parties. Transportation costs are included in cost of coal sales and amounts billed by us to our customers for transportation are included in revenues.

Coal sales. The following table summarizes information about our coal sales during the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	(Decrease) / Increase

	(In thousands)
Coal sales	$863,835	$594,412	$269,423
Tons sold	20,273	21,005	(732)

On a consolidated basis, coal sales in the third quarter of 2022 were approximately $269.4 million, or 45.3%, more than in the third quarter of 2021, while tons sold decreased approximately 0.7 million tons, or 3.5%. Coal sales from Metallurgical operations increased approximately $149.0 million, primarily due to higher realized pricing. Thermal coal sales increased approximately $120.4 million also due to increased pricing. See the discussion in “Operational Performance” for further information about segment results.

Costs, expenses and other. The following table summarizes costs, expenses and other components of operating income during the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	Increase (Decrease) in Net Income

	(In thousands)
Cost of sales (exclusive of items shown separately below)	$610,027	$423,826	$(186,201)
Depreciation, depletion and amortization	33,958	30,760	(3,198)
Accretion on asset retirement obligations	4,430	5,437	1,007
Change in fair value of coal derivatives and coal trading activities, net	(12,252)	19,641	31,893
Selling, general and administrative expenses	26,107	21,081	(5,026)
Other operating expense (income), net	16,997	(1,731)	(18,728)
Total costs, expenses and other	$679,267	$499,014	$(180,253)

Cost of sales. Our cost of sales for the third quarter of 2022 increased approximately $186.2 million, or 43.9%, versus the third quarter of 2021. The increase in cost of sales is directly attributable to increased sales realization, and general inflationary pressure on most goods and services, which primarily consists of increased transportation costs of approximately $57.9 million, increased repairs and supplies costs of approximately $85.0 million, increased operating taxes and royalties resulting from higher sales prices of approximately $19.9 million, and increased compensation costs of approximately $16.9 million. See discussion in “Operational Performance” for further information about segment results.

Depreciation, depletion and amortization. The increase in depreciation, depletion, and amortization in the third quarter of 2022 versus the third quarter of 2021 is primarily due to the increased depreciation of plant and equipment and amortization of development in our Metallurgical Segment of approximately $6.2 million, specifically at the Leer South mine, as development has been completed during the third quarter of the prior year. This increase is partially offset by reduced depletion expense from lower depletion rates in our Metallurgical segment of approximately $3.0 million.

Accretion on asset retirement obligations. The decrease in accretion expense in the third quarter of 2022 versus the third quarter of 2021 is primarily related to the timing of reclamation work completed at our Thermal operations, specifically at the Coal Creek mine.

Change in fair value of coal derivatives and coal trading activities, net. The gains in the third quarter of 2022 versus the third quarter of 2021 are primarily related to mark-to-market gains on coal derivatives that are used to hedge our price risk for international thermal coal shipments.

Selling, general and administrative expenses. Selling, general and administrative expenses in the third quarter of 2022 increased versus the third quarter of 2021, principally due to increased compensation costs of approximately $3.4 million, primarily related to higher incentive compensation accruals recorded in the third quarter of 2022.

Other operating expense (income), net. The expense in other operating expense (income), net in the third quarter of 2022 versus the income in the third quarter of 2021, consists primarily of the net unfavorable impact of certain coal derivative settlements of approximately $8.2 million, the unfavorable impact of mark to market movements on heating oil positions of approximately $4.1 million, and an approximately $6.2 million reduction in equity investment income compared to the prior year.

Nonoperating expenses. The following table summarizes our nonoperating expenses during the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	Increase (Decrease) in Net Income

	(In thousands)
Non-service related pension and postretirement benefit costs	$(857)	$(1,186)	$329
Net loss resulting from early retirement of debt	(394)	—	(394)
Total nonoperating expenses	$(1,251)	$(1,186)	$(65)

Net loss resulting from early retirement of debt. In the third quarter of 2022, we repurchased from a limited number of holders of our 5.25% convertible senior notes due 2025 (“Convertible Notes” or “Convertible Debt”) $4.7 million principal amount of our Convertible Notes for aggregate consideration consisting of $19.3 million in cash. As a result of the repurchases, we recorded a loss of $0.4 million resulting from early debt extinguishment. For further information regarding the Convertible Notes repurchases, see Note 8, “Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements.

Provision for (benefit from) income taxes. The following table summarizes our provision for (benefit from) income taxes for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	Increase (Decrease) in Net Income

	(In thousands)
Provision for (benefit from) income taxes	$474	$(1,082)	$(1,556)

See Note 9, “Income Taxes” to the Condensed Consolidated Financial Statements for a reconciliation of the federal income tax provision at the statutory rate to the actual provision for income taxes.

Nine Months Ended September 30, 2022 and 2021

Revenues. Our revenues include sales to customers of coal produced at our operations and coal purchased from third parties. Transportation costs are included in cost of coal sales and amounts billed by us to our customers for transportation are included in revenues.

Coal sales. The following table summarizes information about our coal sales during the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021	(Decrease) / Increase

	(In thousands)
Coal sales	$2,865,129	$1,402,345	$1,462,784
Tons sold	59,916	52,262	7,654

On a consolidated basis, coal sales in the first nine months of 2022 were approximately $1.5 billion, or 104.3%, more than in the first nine months of 2021, while tons sold increased approximately 7.7 million tons, or 14.6%. Coal sales from Metallurgical operations increased approximately $947.4 million primarily due to higher realized pricing. Thermal coal sales increased approximately $516.8 million due to increased pricing and volume. See the discussion in “Operational Performance” for further information about segment results.

Costs, expenses and other. The following table summarizes costs, expenses and other components of operating income during the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021	Increase (Decrease) in Net Income

	(In thousands)
Cost of sales (exclusive of items shown separately below)	$1,758,012	$1,089,061	$(668,951)
Depreciation, depletion and amortization	98,948	84,441	(14,507)
Accretion on asset retirement obligations	13,290	16,311	3,021
Change in fair value of coal derivatives and coal trading activities, net	5,144	28,931	23,787
Selling, general and administrative expenses	79,271	66,679	(12,592)
Other operating expense (income), net	18,796	(11,344)	(30,140)
Total costs, expenses and other	$1,973,461	$1,274,079	$(699,382)

Cost of sales. Our cost of sales for the first nine months of 2022 increased approximately $669.0 million, or 61.4%, versus the first nine months of 2021. The increase in cost of sales is directly attributable to higher sales volumes, increased sales realization, and general inflationary pressure on most goods and services, which consists of increased repairs and supplies costs of approximately $255.6 million, increased transportation costs of approximately $226.4 million, increased operating taxes and royalties resulting from higher sales prices of approximately $113.7 million, and increased compensation costs of approximately $39.8 million. See discussion in “Operational Performance” for further information about segment results.

Depreciation, depletion, and amortization. The increase in depreciation, depletion, and amortization in the first nine months of 2022 versus the first nine months of 2021 is primarily due to the increased depreciation of plant and equipment and amortization of development in our Metallurgical Segment of approximately $24.2 million, specifically at the Leer South mine, as development has been completed in the third quarter of the prior year. This increase is partially offset by reduced depletion expense from lower depletion rates in our Metallurgical segment of approximately $9.7 million.

Accretion on asset retirement obligations. The decrease in accretion expense in the first nine months of 2022 versus the first nine months of 2021 is primarily related to the timing of reclamation work completed at our Thermal operations, specifically at the Coal Creek mine.

Change in fair value of coal derivatives and coal trading activities, net. The costs in both the first nine months of 2022 and 2021 are primarily related to mark-to-market losses on coal derivatives that we used to hedge our price risk for international thermal coal shipments.

Selling, general and administrative expenses. Selling, general and administrative expenses in the first nine months of 2022 increased versus the first nine months of 2021, principally due to increased compensation costs of approximately $10.0 million, primarily related to higher incentive compensation accruals recorded in the first nine months of 2022.

Other operating expense (income), net. The expense in other operating expense (income), net in the first nine months of 2022 versus the income in first nine months of 2021 is primarily due to the net unfavorable impact of certain coal derivative settlements of approximately $34.2 million, partially offset by the favorable impact of mark to market movements on heating oil positions of approximately $9.4 million, and an approximately $11.6 million reduction in equity investment income compared to the prior year.

Nonoperating expenses. The following table summarizes our nonoperating expenses during the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021	Increase (Decrease) in Net Income

	(In thousands)
Non-service related pension and postretirement benefit costs	$(2,189)	$(3,252)	$1,063
Net loss resulting from early retirement of debt	(14,143)	—	(14,143)
Total non-operating expenses	$(16,332)	$(3,252)	$(13,080)

Net loss resulting from early retirement of debt. In the first nine months of 2022, we repaid $273.0 million of our Term Loan and entered into privately negotiated exchanges and repurchases for approximately $129.9 million principal amount of our Convertible Notes. As a result of these transactions, we recorded losses of $14.1 million resulting from early debt extinguishment expenses. For further information regarding the Convertible Notes exchanges and repurchases, see Note 8, “Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements.

Provision for income taxes. The following table summarizes our provision for income taxes during the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021	Increase (Decrease) in Net Income

	(In thousands)
Provision for income taxes	$1,424	$1,301	$(123)

See Note 9, “Income Taxes” to the Condensed Consolidated Financial Statements for a reconciliation of the federal income tax provision at the statutory rate to the actual provision for income taxes.

Operational Performance

Three and Nine Months Ended September 30, 2022 and 2021

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

The following table shows results by operating segment for the three and nine months ended September 30, 2022 and September 30, 2021.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Variance	2022	2021	Variance
Metallurgical
Tons sold (in thousands)	1,908	1,980	(72)	5,565	5,706	(141)
Coal sales per ton sold	$181.34	$128.77	$52.57	$241.81	$101.48	$140.33
Cash cost per ton sold	$100.27	$68.84	$(31.43)	$96.38	$62.74	$(33.64)
Cash margin per ton sold	$81.07	$59.93	$21.14	$145.43	$38.74	$106.69
Adjusted EBITDA (in thousands)	$155,185	$118,548	$36,637	$810,615	$221,391	$589,224
Thermal
Tons sold (in thousands)	18,365	19,025	(660)	54,351	46,521	7,830
Coal sales per ton sold	$19.94	$13.38	$6.56	$19.47	$13.36	$6.11
Cash cost per ton sold	$14.76	$10.70	$(4.06)	$14.22	$11.15	$(3.07)
Cash margin per ton sold	$5.18	$2.68	$2.50	$5.25	$2.21	$3.04
Adjusted EBITDA (in thousands)	$96,812	$52,737	$44,075	$290,648	$107,589	$183,059

This table reflects numbers reported under a basis that differs from U.S. GAAP. See “Reconciliation of Non-GAAP measures” below for explanation and reconciliation of these amounts to the nearest GAAP measures. Other companies may calculate these per ton amounts differently, and our calculation may not be comparable to other similarly titled measures.

Metallurgical — Adjusted EBITDA for the three and nine months ended September 30, 2022 increased from the three and nine months ended September 30, 2021 due to increased coal sales per ton sold, partially offset by lower tons sold and increased cash cost per ton sold. The improvement in coal sales per ton sold over the prior year periods is due to significantly higher coking coal index prices. As discussed previously in the “Overview,” coking coal indices remained above long-term averages throughout the first nine months of 2022 due to supply constraints and a longer term, global lack of investment in the industry. Tons sold decreased in the current three and nine month periods due to reduced shipments of thermal byproduct. Coking coal shipments increased slightly in the current periods. Cash cost per ton sold increased due to increased taxes and royalties that are based on a percentage of coal sales per ton sold, general inflationary pressure on most goods and services, and lower than planned production in our Metallurgical segment, particularly from our Leer South operation.

While the initial ramp up of our Leer South longwall operation is effectively complete, we have encountered localized areas of adverse geologic conditions in our second longwall panel, after a successful move in May, which have negatively impacted our productivity in these areas. These conditions impacted production for most of three months ended September 30, 2022, with improvement in the last few weeks. Longer term, we expect these conditions to subside, and productivity to reach planned levels. We continue to expect the addition of this second longwall operation to our Metallurgical Segment will significantly increase our future volumes and strengthen our low average segment cost structure relative to our peers.

Our Metallurgical Segment sold 1.8 million tons of coking coal and 0.1 million tons of associated thermal coal in the three months ended September 30, 2022, compared to 1.8 million tons of coking coal and 0.2 million tons of associated thermal coal in the three months ended September 30, 2021. We also sold 5.3 million tons of coking coal and 0.2 million tons of associated thermal coal in the nine months ended September 30, 2022, compared to 5.1 million tons of coking coal and 0.6 million tons of associated thermal coal in the nine months ended September 30, 2021. Longwall operations accounted for approximately 78% and 76% of our Metallurgical Segment shipment volume in the three and nine months ended September 30, 2022, respectively, compared to approximately 63% and 62% of our shipment volume in the three and nine months ended September 30, 2021, respectively, which was prior to the startup of our Leer South operation.

Thermal — Adjusted EBITDA for the three and nine months ended September 30, 2022 increased versus the three and nine months ended September 30, 2021, due to increased coal sales per ton sold, and increased tons sold in the current nine month period, partially offset by increased cash cost per ton sold and decreased tons sold in the current three-month period. The improvement in coal sales per ton sold in the current year period is due to the significant quantity of high-priced domestic business we were able to contract during the second half of 2021, when the prices of domestic thermal coal increased to historically high levels due to high natural gas prices and a lack of investment in the industry. Coal sales per ton sold in the current year periods also benefited from historically high international thermal coal indices upon which most of our export thermal sales are priced. In the near term, elevated natural gas pricing continues to support domestic coal-based electricity generation and international thermal coal indices. Tons sold increased in the current nine month period due to demand response from high natural gas prices. Tons sold decreased slightly in the current three month period due to rail service constraints affecting our Black Thunder operation. Cash cost per ton sold increased due to increased taxes and royalties that are based on a percentage of coal sales per ton sold, and general inflationary pressure on most goods and services, particularly diesel fuel and explosives, partially offset in the current nine month period by increased sales volume.

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

			Idle and
Three Months Ended September 30, 2022	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Revenues in the Condensed Consolidated Income Statements	$444,306	$419,529	$—	$863,835
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	—	14,701	—	14,701
Coal sales revenues from idled or otherwise disposed operations not included in segments	—	—	—	—
Transportation costs	98,292	38,595	—	136,887
Non-GAAP Segment coal sales revenues	$346,014	$366,233	$—	$712,247
Tons sold	1,908	18,365
Coal sales per ton sold	$181.34	$19.94

			Idle and
Three Months Ended September 30, 2021	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Revenues in the Condensed Consolidated Income Statements	$295,291	$299,096	$25	$594,412
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	(502)	6,997	—	6,495
Coal sales revenues from idled or otherwise disposed operations not included in segments	—	—	26	26
Transportation costs	40,845	37,565	(1)	78,409
Non-GAAP Segment coal sales revenues	$254,948	$254,534	$—	$509,482
Tons sold	1,980	19,025
Coal sales per ton sold	$128.77	$13.38

			Idle and
Nine Months Ended September 30, 2022	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Revenues in the Consolidated Income Statements	$1,640,970	$1,224,159	$—	$2,865,129
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	—	41,159	—	41,159
Coal sales revenues from idled or otherwise disposed operations not included in segments	—	—	—	—
Transportation costs	295,313	124,688	—	420,001
Non-GAAP Segment coal sales revenues	$1,345,657	$1,058,312	$—	$2,403,969
Tons sold	5,565	54,351
Coal sales per ton sold	$241.81	$19.47

			Idle and
Nine Months Ended September 30, 2021	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Revenues in the Consolidated Income Statements	$693,522	$707,394	$1,429	$1,402,345
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	(1,192)	8,200	—	7,008
Coal sales revenues from idled or otherwise disposed operations not included in segments	—	—	1,424	1,424
Transportation costs	115,682	77,631	5	193,318
Non-GAAP Segment coal sales revenues	$579,032	$621,563	$—	$1,200,595
Tons sold	5,706	46,521
Coal sales per ton sold	$101.48	$13.36

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

			Idle and
Three Months Ended September 30, 2022	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Cost of sales in the Condensed Consolidated Income Statements	$289,610	$313,430	$6,987	$610,027
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other income"	—	3,825	—	3,825
Transportation costs	98,292	38,595	—	136,887
Cost of coal sales from idled or otherwise disposed operations not included in segments	—	—	4,277	4,277
Other (operating overhead, certain actuarial, etc.)	—	—	2,710	2,710
Non-GAAP Segment cash cost of coal sales	$191,318	$271,010	$—	$462,328
Tons sold	1,908	18,365
Cash Cost Per Ton Sold	$100.27	$14.76

			Idle and
Three Months Ended September 30, 2021	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Cost of sales in the Condensed Consolidated Income Statements	$177,146	$241,158	$5,522	$423,826
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other income"	—	—	—	—
Transportation costs	40,845	37,565	(1)	78,409
Cost of coal sales from idled or otherwise disposed operations not included in segments	—	—	4,012	4,012
Other (operating overhead, certain actuarial, etc.)	—	—	1,511	1,511
Non-GAAP Segment cash cost of coal sales	$136,301	$203,593	$—	$339,894
Tons sold	1,980	19,025
Cash Cost Per Ton Sold	$68.84	$10.70

			Idle and
Nine Months Ended September 30, 2022	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Cost of sales in the Consolidated Income Statements	$831,642	$905,485	$20,885	$1,758,012
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other income"		7,791	—	7,791
Transportation costs	295,313	124,688	—	420,001
Cost of coal sales from idled or otherwise disposed operations not included in segments	—	—	12,313	12,313
Other (operating overhead, certain actuarial, etc.)	—	—	8,572	8,572
Non-GAAP Segment cash cost of coal sales	$536,329	$773,006	$—	$1,309,335
Tons sold	5,565	54,351
Cash Cost Per Ton Sold	$96.38	$14.22

			Idle and
Nine Months Ended September 30, 2021	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Cost of sales in the Consolidated Income Statements	$473,687	$596,344	$19,030	$1,089,061
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other income"	—	—	—	—
Transportation costs	115,682	77,631	5	193,318
Cost of coal sales from idled or otherwise disposed operations not included in segments	—	—	13,584	13,584
Other (operating overhead, certain actuarial, etc.)	—	—	5,441	5,441
Non-GAAP Segment cash cost of coal sales	$358,005	$518,713	$—	$876,718
Tons sold	5,706	46,521
Cash Cost Per Ton Sold	$62.74	$11.15

Reconciliation of Net Income to Segment Adjusted EBITDA

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net income	$181,007	$89,143	$860,443	$110,967
Provision for (benefit from) income taxes	474	(1,082)	1,424	1,301
Interest expense, net	1,836	6,151	13,469	12,746
Depreciation, depletion and amortization	33,958	30,760	98,948	84,441
Accretion on asset retirement obligations	4,430	5,437	13,290	16,311
Non-service related pension and postretirement benefit costs	857	1,186	2,189	3,252
Net loss resulting from early retirement of debt	394	—	14,143	—
Adjusted EBITDA	222,956	131,595	1,003,906	229,018
EBITDA from idled or otherwise disposed operations	3,624	3,074	9,972	10,637
Selling, general and administrative expenses	26,107	21,081	79,271	66,679
Other	(690)	15,535	8,114	22,646
Segment Adjusted EBITDA from coal operations	$251,997	$171,285	$1,101,263	$328,980

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

In light of the reduced capital requirements and current favorable pricing environment, we generated significant cash flows for the first nine months of 2022. During the first nine months of 2022, capital expenditures were approximately $94.5 million, and we expect our capital spending to remain at maintenance levels for the foreseeable future. As evidenced throughout this year, our priority is to improve our financial position through enhancing liquidity and reducing our debt and other liabilities, while returning significant value to our stockholders. During the first nine months of 2022, we repaid $273.0 million of our Term Loan, entered into privately negotiated exchanges and repurchases of approximately $129.9 million in principal amount of our Convertible Notes, and contributed an additional $110.0 million into our fund to pay for future reclamation costs at our legacy thermal operations, which brings the total funding level to $130.0 million. During the third quarter of 2022, our working capital decreased approximately $241.9 million; primarily in receivables. We ended the third quarter of 2022 with cash and cash equivalents of $501.0 million and total liquidity of $593.4 million. We believe our current liquidity level is sufficient to fund our business and meet both our short-term (the next twelve months) and reasonably foreseeable long-term requirements and obligations including our recently enacted variable rate dividend policy. We expect to maintain minimum liquidity levels of approximately $250 million to $300 million, with a substantial portion of that held in cash. In addition, we expect to hold additional cash at the end of each quarter in an amount that represents a substantial portion of the following quarter’s dividend payment.

We believe we have significantly increased our future cash-generating capabilities, and as a result, in the second quarter of 2022, we launched a comprehensive capital return program that returns 50% of the prior quarter discretionary cash flow to stockholders via a variable rate cash dividend and reserves the remaining 50% for potential share buybacks, special dividends, the repurchase of potentially dilutive securities, and capital preservation. For the nine months ended September 30, 2022, we have paid approximately $264.6 million to our stockholders in the form of dividends and spent approximately $56.5 million to repurchase our common stock. Any future dividends and all of these potential uses of capital are subject to board approval and declaration.

Based on the third quarter discretionary cash flow, a combined fixed and variable dividend payment of $10.75 per share will be made to stockholders of record as of November 30, 2022, payable on December 15, 2022.

The table below summarizes our third quarter discretionary cash flow and total dividend payout:

Three Months Ended September 30,
2022

Cash flow from operating activities	$454,064
Less: Capital expenditures	(41,360)
Discretionary cash flow	$412,704
Variable dividend percentage	50%
Total dividend to be paid	$206,352

Total dividend per share (variable and fixed)	$10.75

During the second quarter of 2022, the Board of Directors increased the remaining outstanding authorization for share repurchases to $500 million. During the quarter ended September 30, 2022, we repurchased shares of our stock for approximately $56.5 million bringing total repurchases to 10,517,242 shares for approximately $885 million since the inception of the program in 2017. The timing of any future share purchases, and the ultimate number of shares to be purchased, will depend on a number of factors, including business and market conditions, our future financial performance, and other capital priorities. The shares will be acquired in the open market or through private transactions in accordance with Securities and Exchange Commission requirements. Our share repurchase program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock.

During the nine months of 2022, we repaid $273.0 million of our Term Loan. The remaining balance of $7.3 million was left as certain terms and conditions governing the Term Loan are incorporated into our outstanding indebtedness. We will continue to make quarterly principal amortization payments in an amount equal to $750,000. The Term Loan Debt Facility will mature on March 7, 2024. For further information regarding the Term Loan Debt Facility, see Note 8, “Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements.

During the third quarter of 2022, we repurchased from a limited number of holders of our Convertible Notes $4.7 million principal amount of our Convertible Notes for aggregate consideration consisting of $19.3 million in cash. After the exchanges and repurchases, approximately $25.4 million in aggregate principal amount of Convertible Notes remained outstanding with the terms unchanged. During the third quarter of 2022, the common stock price condition of the Convertible Notes was satisfied, and as a result, the outstanding Convertible Notes are convertible at the election of the noteholders during the fourth quarter. As of the date of this Quarterly Report on Form 10-Q, we have not received any conversion requests for the outstanding Convertible Notes and do not anticipate receiving any conversion requests as the market value of the Convertible Notes exceeds the conversion value of the Convertible Notes. As of September 30, 2022, the if-converted value of the outstanding Convertible Notes exceeded the principal amount by approximately $62.7 million. It is our current intent and policy to settle any conversions of Convertible Notes through a combination of cash and shares. For further information regarding the Convertible Notes and the Convertible Notes exchanges and repurchases, see Note 8, “Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements.

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

On August 3, 2022, we amended and extended our existing trade accounts receivable securitization facility provided to Arch Receivable Company, LLC, a special-purpose entity that is a wholly owned subsidiary of Arch Resources (“Arch Receivable”) (the “Securitization Facility”), which supports the issuance of letters of credit and requests for cash advances. The amendment to the Securitization Facility increased the size of the facility from $110 million to $150 million of borrowing capacity and extended the maturity date to August 1, 2025. For further information regarding the

Securitization Facility see Note 8, “Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements.

On August 3, 2022, we amended the $50 million senior secured inventory-based revolving credit facility (the “Inventory Facility”) with Regions Bank (“Regions”) as administrative agent and collateral agent, as lender and swingline lender (in such capacities, the “Lender”) and as letter of credit issuer in an aggregate principal amount. The facility has a minimum liquidity requirement of $100 million and a maturity date of August 3, 2025. For further information regarding the Inventory Facility, see Note 8, “Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements.

The table below summarizes our availability under our credit facilities as of September 30, 2022:

			Letters of
		Borrowing	Credit		Contractual
	Face Amount	Base	Outstanding	Availability	Expiration
	(Dollars in thousands)
Securitization Facility	$150,000	$135,300	$69,242	$66,058	August 1, 2025
Inventory Facility	50,000	50,000	26,200	23,800	August 3, 2025
Total	$200,000	$185,300	$95,442	$89,858

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

Contractual Obligations

Our contractual obligations include long-term debt and related interest, leases, coal lease rights, coal purchase obligations, and unconditional purchase obligations. As discussed above, we have reduced our long-term debt by repaying $273.0 million of our Term Loan and entering into exchanges and repurchases of approximately $129.9 million principal amount of our Convertible Notes during the first nine months of 2022. There have been no other material changes to our contractual obligations from our Annual Report on Form 10-K for the year ended December 31, 2021. For further information regarding the Term Loan Debt Facility and Convertible Notes exchanges and repurchases, see Note 8, “Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements.

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

Cash Flow

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
(In thousands)
Cash provided by (used in):
Operating activities	$1,015,231	$91,582
Investing activities	(96,540)	(132,834)
Financing activities	(753,565)	38,615

Cash provided by operating activities increased in the nine months ended September 30, 2022 versus the nine months ended September 30, 2021, mainly due to the improvement in results from operations discussed in the “Overview” and “Operational Performance” sections above, coupled with an inflow of working capital of approximately $242 million compared to prior year, primarily in receivables, offset by an outflow for the thermal reclamation fund of $110 million in the nine months ended September 30, 2022

Cash used in investing activities decreased in the nine months ended September 30, 2022 versus the nine months ended September 30, 2021, primarily due to decreased capital expenditures of approximately $118 million resulting from the completion of the Leer South development in 2021, partially offset by a net decrease in proceeds from sale of short-term investments of approximately $78 million.

Cash was used in financing activities during the nine months ended September 30, 2022 compared to cash provided by financing activities during the nine months ended September 30, 2021. In the current year period, we made repayments of the Term Loan of approximately $273 million, consummated exchanges and repurchases of Convertible Notes that used approximately $149 million in cash in the aggregate, paid dividends of approximately $265 million, and spent approximately $57 million to repurchase common stock.

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

Our sales commitments for 2022 were as follows as of September 30, 2022:

	2022
	Tons	$ per ton
Metallurgical	(in millions)
Committed, North America Priced Coking	1.0	$207.06
Committed, North America Unpriced Coking	0.1
Committed, Seaborne Priced Coking	5.1	251.69
Committed, Seaborne Unpriced Coking	1.1

Committed, Priced Thermal	0.4	44.97
Committed, Unpriced Thermal	—

Thermal
Committed, Priced	72.8	$19.67
Committed, Unpriced	0.4

We are exposed to fluctuations in the fair value of coal derivatives that we enter into to manage the price risk related to future coal sales, but for which we do not elect hedge accounting. Gains or losses on these derivative instruments would be largely offset in the pricing of the physical coal sale. During the three months ended September 30, 2022, Value at Risk “VaR” for our risk management positions that are recorded at fair value through earnings ranged from $0.7 million to $2.0 million. The linear mean of each daily VaR was $1.4 million. The final VaR at September 30, 2022 was $1.2 million.

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

We are exposed to price risk with respect to diesel fuel purchased for use in our operations. We anticipate purchasing approximately 40 to 45 million gallons of diesel fuel for use in our operations annually. To protect our cash flows from increases in the price of diesel fuel for our operations, we use forward physical diesel purchase contracts, purchased heating oil call options and New York Mercantile Exchange (“NYMEX”) gulf coast diesel swaps and options. At September 30, 2022, the Company had protected the price of expected diesel fuel purchases for the remainder of 2022 with approximately 7 million gallons of heating oil call options with an average strike price of $3.46 per gallon. At September 30, 2022, the Company had also protected the price of expected diesel fuel purchases for a portion of 2023 with approximately 3 million gallons of heating oil call options with an average strike price of $4.58 per gallon. These positions are not designated as hedges for accounting purposes, and therefore, changes in the fair value are recorded immediately to earnings.

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

Item 4.Controls and Procedures

We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date. There were no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the “Risk Factors” disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, except for the following additional risk factor:

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2022, the Board of Directors increased the remaining outstanding authorization for share repurchases to $500 million. The timing of any future share purchases, and the ultimate number of shares of our common stock to be purchased, will depend on a number of factors, including business and market conditions, our future financial performance, and other capital priorities. The shares will be acquired in the open market or through private transactions in accordance with Securities and Exchange Commission requirements. The share repurchase program has no termination date, but may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock. The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market conditions.

A summary of our common stock repurchases during the three months ended September 30, 2022 is set forth in the table below:

				Approximate
			Total Number of	Dollar Value of
			Shares	Shares that May
			Purchased as	Yet Be
	Total Number		Part of Publicly	Purchased
	Shares	Average Price	Announced	Under the Plan
Date	Purchased	Paid per Share	Plans	(in thousands)
July 1 through July 31, 2022	—	$—	—	$500,000
August 1 through August 31, 2022	179,071	$134.02	179,071	$476,001
September 1 through September 30, 2022	249,793	$134.10	249,793	$442,502
Total	428,864	$134.07	428,864

In 2022, we had repurchased 428,864 shares at an average price of $134.07 per for an aggregate purchase price of approximately $58 million. As of September 30, 2022, we had repurchased 10,517,242 shares at an average share price of $84.13 per share for an aggregate purchase price of approximately $885 million since inception of the stock repurchase program in 2017, and the remaining authorized amount for stock repurchases under this program is approximately $443 million.

Item 4.Mine Safety Disclosures

The statement concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022.

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

4.6

Form of certificate representing the 5.25% Convertible Senior Notes due 2025 (incorporated by reference to Exhibit A of Exhibit 4.1 of Arch Resources’s Current Report on Form 8-K filed on November 4, 2020).

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

10.9

Fifth Amendment to Credit Agreement dated August 3, 2022, by and among Arch Resources, Inc. and certain of its subsidiaries, as borrowers, the lenders from time to time party thereto and Regions Bank, in its capacities as administrative agent and as collateral agent.

10.10

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

10.12

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

10.13

Third Amendment to Third Amended and Restated Receivables Purchase Agreement, dated as of May 14, 2019, among Arch Receivable Company, LLC, as seller, Arch Coal Sales Company, Inc., as servicer, PNC Bank, National Association as administrator and issuer of letters of credit thereunder and the other parties party thereto, as securitization purchasers (incorporated by reference to Exhibit 10.9 of Arch Resources’s Quarterly Report on Form 10-Q for the period ended June 30, 2019).

10.14

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

10.15

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

10.16

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

10.17

Seventh Amendment to Third Amended and Restated Receivables Purchase Agreement dated August 3, 2022 among Arch Receivable Company, LLC, as seller, Arch Coal Sales Company, Inc., as servicer, PNC Bank, National Association as administrator and issuer of letters of credit thereunder and the other parties party thereto, as securitization purchasers.

10.18

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

10.20

Second Amendment to the Second Amended and Restated Purchase and Sale Agreement, dated as of April 27, 2017, among Arch Resources, Inc. and certain subsidiaries of Arch Resources, Inc., as originators (incorporated by reference to Exhibit 10.3 of Arch Resources’s Current Report on Form 8-K filed on May 2, 2017).

10.21

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

10.24

Sixth Amendment to Second Amended and Restated Purchase and Sale Agreement dated December 31, 2020, among Arch Resources, Inc. and certain subsidiaries of Arch Resources, Inc., as originators (incorporated by reference to Exhibit 10.19 of Arch Resources’s Annual Report on Form 10-K for the year ended December 31, 2020).

10.25

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

10.27

Warrant Agreement, dated as of October 5, 2016, between Arch Resources, Inc. and American Stock Transfer & Trust Company, LLC, as Warrant Agent (incorporated by reference to Exhibit 10.5 of Arch Resources’s Current Report on Form 8-K filed on October 11, 2016).

10.28

Indemnification Agreement between Arch Resources, Inc. and the directors and officers of Arch Resources, Inc. and its subsidiaries (form) (incorporated by reference to Exhibit 10.6 of Arch Resources’s Current Report on Form 8-K filed on October 11, 2016).

10.29

Registration Rights Agreement between Arch Resources, Inc. and Monarch Alternative Capital LP and certain other affiliated funds (incorporated by reference to Exhibit 10.1 of Arch Resources’s Current Report on Form 8-K filed on November 21, 2016).

10.30

Coal Lease Agreement dated as of March 31, 1992, among Allegheny Land Company, as lessee, and UAC and Phoenix Coal Corporation, as lessors, and related guarantee (incorporated by reference to the Current Report on Form 8-K filed by Ashland Coal, Inc. on April 6, 1992).

10.31

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

10.34

Federal Coal Lease dated as of January 1, 1999 between the Department of the Interior and Ark Land Company (incorporated by reference to Exhibit 10.23 to Arch Resources’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.35

Federal Coal Lease effective as of March 1, 2005 by and between the United States of America and Ark Land LT, Inc. covering the tract of land known as “Little Thunder” in Campbell County, Wyoming (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Arch Resources on February 10, 2005).

10.36

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

10.37

Coal Lease (WYW127221) executed January 1, 1998 by and between the United States of America, through the Bureau of Land Management, as lessor, and Triton Coal Company, LLC, as lessee, covering a tract of land known as “North Roundup” in Campbell County, Wyoming (incorporated by reference to Exhibit 10.25 to Arch Resources’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.38*

Letter Agreement dated October 25, 2021 by and between Arch Resources, Inc. and John W. Eaves (incorporated by reference to Exhibit 10.36 of Arch Resources’s Quarterly Report on Form 10-Q for the period ended September 30, 2021).

10.39*

Form of Employment Agreement for Executive Officers of Arch Resources, Inc. (incorporated by reference to Exhibit 10.4 of Arch Resources’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.40*	Arch Resources, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.26 to Arch Resources’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.41	Arch Resources, Inc. Outside Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 of Arch Resources’s Current Report on Form 8-K filed on December 12, 2008).

10.42*

Arch Resources, Inc. Supplemental Retirement Plan (as amended on December 5, 2008) (incorporated by reference to Exhibit 10.2 to Arch Resources’s Current Report on Form 8-K filed on December 12, 2008).

10.43*	Arch Resources, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to Arch Resources’s Registration Statement on Form S-8 filed on November 1, 2016).

10.44*	Form of Restricted Stock Unit Contract (Time-Based Vesting) (incorporated by reference to Exhibit 10.1 to Arch Resources’s Current Report on Form 8-K filed on November 30, 2016).

10.45*	Form of Restricted Stock Unit Contract (Performance-Based Vesting) (incorporated by reference to Exhibit 10.2 to Arch Resources’s Current Report on Form 8-K filed on November 30, 2016).

10.46

Stock Repurchase Agreement dated September 13, 2017, among Arch Resources, Inc. and Monarch Alternative Solutions Master Fund Ltd, Monarch Capital Master Partners III LP, MCP Holdings Master LP, Monarch Debt Recovery Master Fund Ltd and P Monarch Recovery Ltd. (incorporated by reference to Exhibit 10.1 of Arch Resources’s Current Report on Form 8-K filed on September 19, 2017).

10.47

Stock Repurchase Agreement dated December 8, 2017, among Arch Resources, Inc. and Monarch Alternative Solutions Master Fund Ltd, Monarch Capital Master Partners III LP, MCP Holdings Master LP, and Monarch Debt Recovery Master Fund Ltd (incorporated by reference to Exhibit 10.1 of Arch Resources’s Current Report on Form 8-K filed on December 11, 2017).

10.48*

Form of Cash Retention Award Agreement for the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer of the Company (incorporated by reference to Exhibit 10.37 to Arch Resources’s Annual Report on Form 10-K for the year ended 2018).

10.49	Form of Confirmation of Base Capped Call Transaction (incorporated by reference to Exhibit 10.1 of Arch Resources’s Current Report on Form 8-K filed on November 4, 2020).

10.50	Form of Exchange Agreement (incorporated by reference to Exhibit 10.1 of Arch Resources’s Current Report on Form 8-K filed on May 23, 2022).

31.1**	Rule 13a-14(a)/15d-14(a) Certification of Paul A. Lang.

31.2**	Rule 13a-14(a)/15d-14(a) Certification of Matthew C. Giljum.

32.1	Section 1350 Certification of Paul A. Lang.

32.2	Section 1350 Certification of Matthew C. Giljum.

95	Mine Safety Disclosure Exhibit.

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (1) Condensed Consolidated Income Statements, (2) Condensed

Consolidated Statements of Comprehensive Income (Loss), (3) Condensed Consolidated Balance Sheets, (4) Condensed Consolidated Statements of Cash Flows, (5) Condensed Consolidated Statements of Stockholders’ Equity and (6) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

October 27, 2022