Form 10-K
period 2022-12-31
ARCH RESOURCES, INC.
filed 2023-02-16
CIK 1037676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

The aggregate market value of the voting stock held by non-affiliates of the registrant (excluding outstanding shares beneficially owned by directors, officers, other affiliates and treasury shares) as of June 30, 2022 was approximately $2,654.7 million.

At January 31, 2023 there were 17,510,434 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the 2022 annual stockholders’ meeting are incorporated by reference into Part III of this Form 10-K.

If you are not familiar with any of the mining terms used in this report, we have provided explanations of many of them under the caption “Glossary of Selected Mining Terms” on page 37 of this report. Unless the context otherwise requires, all references in this report to “Arch,” the Company,” “we,” “us,” or “our” are to Arch Resources, Inc. and its subsidiaries.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as our expected future business and financial performance, and are intended to come within the safe harbor protections provided by those sections. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “predicts,” “projects,” “seeks,” “should,” “will” or other comparable words and phrases identify forward-looking statements, which speak only as of the date of this report. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Actual results may vary significantly from those anticipated due to many factors, including:

●	loss of availability, reliability and cost-effectiveness of transportation facilities and fluctuations in transportation costs;
●	inflationary pressures and availability and price of mining and other industrial supplies;
●	changes in coal prices, which may be caused by numerous factors beyond our control, including changes in the domestic and foreign supply of and demand for coal and the domestic and foreign demand for steel and electricity;
●	volatile economic and market conditions;
●	operating risks beyond our control, including risks related to mining conditions, mining, processing and plant equipment failures or maintenance problems, weather and natural disasters, the unavailability of raw materials, equipment or other critical supplies, mining accidents, and other inherent risks of coal mining that are beyond our control;
●	the effects of foreign and domestic trade policies, actions or disputes on the level of trade among the countries and regions in which we operate, the competitiveness of our exports, or our ability to export;
●	competition, both within our industry and with producers of competing energy sources, including the effects from any current or future legislation or regulations designed to support, promote or mandate renewable energy sources;
●	alternative steel production technologies that may reduce demand for our coal;
●	our ability to secure new coal supply arrangements or to renew existing coal supply arrangements;
●	the loss of, or significant reduction in, purchases by our largest customers;
●	disruptions in the supply of coal from third parties;
●	risks related to our international growth;
●	our relationships with, and other conditions affecting our customers and our ability to collect payments from our customers;
●	the availability and cost of surety bonds; including potential collateral requirements;
●	additional demands for credit support by third parties and decisions by banks, surety bond providers, or other counterparties to reduce or eliminate their exposure to the coal industry;

●	inaccuracies in our estimates of our coal reserves;
●	defects in title or the loss of a leasehold interest;
●	losses as a result of certain marketing and asset optimization strategies;
●	cyber-attacks or other security breaches that disrupt our operations, or that result in the unauthorized release of proprietary, confidential or personally identifiable information;
●	our ability to acquire or develop coal reserves in an economically feasible manner;
●	our ability to pay dividends or repurchase shares of our common stock according to our announced intent or at all;
●	the loss of key personnel or the failure to attract additional qualified personnel and the availability of skilled employees and other workforce factors;
●	impacts of the COVID-19 pandemic;
●	existing and future legislation and regulations affecting both our coal mining operations and our customers’ coal usage, governmental policies and taxes, including those aimed at reducing emissions of elements such as mercury, sulfur dioxides, nitrogen oxides, particulate matter or greenhouse gases;
●	increased pressure from political and regulatory authorities, along with environmental and climate change activist groups, and lending and investment policies adopted by financial institutions and insurance companies to address concerns about the environmental impacts of coal combustion;
●	increased attention to environmental, social or governance matters (“ESG”);
●	our ability to obtain and renew various permits necessary for our mining operations;
●	risks related to regulatory agencies ordering certain of our mines to be temporarily or permanently closed under certain circumstances;
●	risks related to extensive environmental regulations that impose significant costs on our mining operations, and could result in litigation or material liabilities;
●	the accuracy of our estimates of reclamation and other mine closure obligations;
●	the existence of hazardous substances or other environmental contamination on property owned or used by us;
●	risks related to tax legislation and our ability to use net operating losses and certain tax credits; and
●	other factors, including those discussed in “Legal Proceedings”, set forth in Item 3 of this report and “Risk Factors,” set forth in Item 1A of this report.

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

PART I

ITEM 1. BUSINESS

Introduction

We are one of the world’s largest coal producers and a premier producer of metallurgical coal. For the year ended December 31, 2022, we sold approximately 78 million tons of coal, including approximately 0.1 million tons of coal we purchased from third parties. We sell substantially all of our coal to steel mills, power plants and industrial facilities. At December 31, 2022, we operated 7 active mines located in three of the major coal-producing regions of the United States. The locations of our mines and access to export facilities enable us to ship coal worldwide. We incorporate by reference the information about the geographical breakdown of our coal sales for the respective periods covered within this Form 10-K contained in Note 23 to the Consolidated Financial Statements, “Risk Concentrations.”

Business Strategy

We are a leading United States producer of metallurgical products for the global steel industry, and the leading supplier of premium High-Vol A metallurgical coal globally. We operate four large, modern metallurgical mines that consistently set the industry standard for both mine safety and environmental stewardship. Leer and Leer South longwall mines anchor our large-scale, first quartile metallurgical franchise. The Leer franchise consistently ranks among the lowest cost and produces a product quality that is recognized and sought-after worldwide. The Leer and Leer South operations are complemented by the Beckley and Mountain Laurel mines, which in aggregate provide us with a full suite of high-quality metallurgical products for sale into the global metallurgical market.

Arch and its subsidiaries also operate thermal mines in the Powder River Basin and Colorado. These mines produce thermal coal for sale into the domestic and international power generation markets as well as industrial applications. We intend on completing our strategic transition towards steel and metallurgical markets, while managing the long-term wind-down of our legacy thermal assets in the Powder River Basin and Colorado including considering the needs of our thermal employee base, the communities in which we operate, and thermal power customers.  We remain confident that the thermal mines will self-fund their own closure obligations while at the same time providing significant, incremental cash flow that will complement the strong cash-generating capabilities of our core metallurgical franchise.

We believe that our long-term success depends upon achieving excellence in mine safety and environmental stewardship; conducting business in a most ethical and transparent manner; investing in our people and the communities in which we operate; and demonstrating strong corporate governance. With our strategic shift towards metallurgical products – which are an essential input in the production of new steel – we have aligned our value proposition to reflect the global economy's intensifying focus on de-carbonization. In 2021, we joined Responsible Steel, the steel industry’s first global not-for-profit multi-stakeholder standard and certification initiative. We are the first and only U.S. metallurgical coal producer to join the organization to date.

We are a demonstrated leader in mine safety, with an average lost-time incident rate during the past five years that is nearly 2.5 times better than the industry average. Our subsidiaries have won 10 Sentinels of Safety awards — the nation’s highest honor for excellence in mine safety — in the past 11 years.

In the environmental arena, our subsidiaries received one notice of violation in 2022 after achieving a perfect compliance record in 2021, with zero notices of violation from state mining regulators. In each of the previous four years — from 2017 through 2020 — we received just one notice of violation, versus an average of 16 annually by 10 of our largest U.S. competitors. In the area of water management, our subsidiaries took more than 84,000 water quality measurements in 2022 and recorded zero exceedances for a 100 percent compliance record for the second year in a row.

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

In 2022, world coal production recovered from the COVID-19 pandemic related supply and demand disruptions experienced in 2020. An expansionary economic environment was supportive of coal fundamentals in 2022. Based on industry data and internal estimates, we believe world coal production increased around 5% in 2022 to approximately 8.5 billion metric tons. Global coal production likely reached an all-time high in 2022.

China is the largest producer of coal in the world accounting for about 50% of total production. According to the Chinese National Bureau of Statistics, China produced around 4.5 billion metric tons of coal in 2022. Other major coal producing countries are India, Indonesia, the United States, Australia, Colombia, South Africa and Russia. India, the world’s second biggest cost producer, could reach 1 billion metric tons of production before 2025. In 2022, U.S. coal production increased by approximately 3% to 540 million metric tons, after increasing around 8% in 2021 to around 525 million metric tons mainly due to lower demand for power generation and subdued exports. U.S. coal production has been roughly halved in the past decade as coal-fired generation demand has continued to decrease. The U.S. is now the fourth largest producer after having been surpassed by India and Indonesia in the past decade.

Steel is produced via two main methods: basic oxygen furnace (BOF) and electric arc furnace (EAF). EAF steelmaking produces steel by using an electrical current to melt scrap steel, while BOF steelmaking relies on coke and iron ore as key inputs to produce pig iron, which is then converted into steel. Metallurgical coal is a key part of the BOF process as it is used to make coke.

Approximately 71% of global steel is produced via the BOF steelmaking process, while in the United States, BOF accounts for around 30% of steel production. The main steel producing countries are China, India, Japan, United States, Russia, South Korea, Turkey, Germany, Brazil, and Italy. Arch sells high-quality metallurgical coal products that are essential inputs for BOF steel production worldwide. Our focus is to be a premier low-cost, metallurgical coal supplier to the global steel industry.

As economic activity recovered from the COVID-19 driven economic slowdown, so did steel production. After falling sharply in 2020, steel production rebounded broadly in 2021. In 2022, world steel production is expected to decrease around 4% due to global recessionary fears, inflationary pressures and the Ukraine-Russia war. The World Steel Association forecasts a steel demand contraction in 2022 in most of the major global regions, including Europe, South America, and Asia. Chinese steel production decreased around 2% in 2022, due to government-imposed production controls and its “Zero COVID” policy.

Global trade of metallurgical coal was also affected by the pandemic, and recovered in 2021. We estimate metallurgical coal import-export trade flows improved slightly in 2022 from 2021 levels. A full restoration of trade volumes back to pre-pandemic levels might not take place until 2023 due to factors that continue to affect the industry including weather, geological issues, workforce absenteeism, supply chain constraints, transportation reliability and lingering COVID-19 effects. The primary nations that supply seaborne metallurgical coal to the global steel markets are Australia, the United States, Canada, and Russia.

Australia is the largest metallurgical coal exporter and the second largest thermal coal exporter. Towards the end of 2020, China implemented a ban on coal imports from Australia. This ban imposed by the key importer of coal on the key exporter of coal rearranged historical global trade patterns in 2022. The ban on the import of Australian coal opened up further the Chinese markets to United States coal suppliers in 2022. It is difficult to predict the duration of the ban; however, there have been some indications by industry participants that the ban might end in 2023. In 2022, Australian coal exports are expected to fall to the lowest level in 12 years based on preliminary trade data.

We rank among the largest metallurgical coal producers in the United States. Based on internal estimates, we produced around 12% of total U.S. metallurgical coal supply, which was estimated to be around 65 million tons in 2022. Our metallurgical coal was sold to five North American customers and exported to 34 customers overseas in 18 countries in 2022.

All of our metallurgical coal is produced at operations in West Virginia. Approximately 50% of the metallurgical coal produced in the United States is produced in West Virginia. Carbon content, volatility, fluidity, coke strength after reaction (CSR), and other chemical and physical properties are among critical characteristics for metallurgical coal.

We produce coal used for electric power generation (thermal) from our mines located in Wyoming and Colorado. The European energy crisis, which was exacerbated by the Ukraine-Russia war, contributed to strong demand for our thermal coal products from international buyers in 2022. The European Union, which has traditionally been a major market for Russian coals, imposed a ban on Russian coals as of August 2022. Limited global investments in thermal coal supply, weather events, a lack of qualified labor availability, and other factors limited the supply response, which resulted in record prices for domestic and international markets.

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

In 2022, approximately 90% of our coal volumes were sold as thermal products with the remaining 10% sold as metallurgical products. However, due to the significantly higher value and selling price of our metallurgical coals compared to thermal coals, our metallurgical segment contributed around 58% of our total sales revenue in 2022.

We seek to establish long-term relationships with customers through exemplary customer service while operating safe and environmentally responsible mines. The commercial environment in which we operate is very competitive. We compete with domestic and international coal producers, traders or brokers, and non-coal based power producers, as well as with electric arc-based steel producers. We compete using price, coal quality, transportation, optionality, customer administration, reputation, and reliability.

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

U.S. Coal Production. The United States is among the top four largest coal producers in the world. According to the U.S. Energy Information Administration (EIA), there are over 250 billion short tons of recoverable coal reserves in the United States. Current domestic recoverable coal reserves could supply the coal-fired generation fleet for the next 450 years, based on current demand.

The EIA subdivides United States coal production into three major areas: Western Region, Appalachia, and Interior Region. According to the preliminary information from EIA, total U.S. coal production increased by an estimated 15 million short tons in 2022, to around 595 million short tons.

The Western Region includes the Powder River Basin and the Western Bituminous region. According to the EIA, coal produced in the Western Region increased from approximately 330 million short tons in 2021 to around 345 million short tons in 2022. The Powder River Basin is located in northeastern Wyoming and southeastern Montana and is the largest producing region in the United States. Coal from this region is sub-bituminous coal with low sulfur content ranging from 0.2% to 0.9% and heating values ranging from 8,300 to 9,500 BTU/lb. Powder River Basin coal generally has a lower heat content than other regions and is produced from thick seams using surface recovery methods. The Western Bituminous region includes Colorado, Utah and southern Wyoming. Coal from this region typically has low sulfur content ranging from 0.4% to 0.8% and heating values ranging from 10,000 to 12,200 BTU/lb. Western Bituminous coal has certain quality characteristics, especially its higher heat content and low sulfur, that make this a desirable coal for domestic and international power producers.

Appalachia is divided into north, central and southern regions. According to the EIA, coal produced in the Appalachian region increased slightly from approximately 155 million short tons in 2021 to around 160 million short tons in 2022. Appalachian coal is located near the prolific eastern shale-gas producing regions. Central Appalachian thermal coal is disadvantaged for power generation because of the depletion of economically attractive reserves, increasing costs of production, and permitting issues. However, virtually all U.S. metallurgical coal is produced in Appalachia and the relative scarcity and high quality of this coal allows for a pricing premium over thermal coal. Appalachia, while still a major producer of thermal coal, is undergoing a shift towards heavier reliance on metallurgical coal production for both domestic and international use. This is especially the case in Central Appalachia.

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

The Interior Region includes the Illinois Basin and Gulf Lignite production in Texas and Louisiana, and a small producing area in Kansas, Oklahoma, Missouri and Arkansas. The Illinois Basin is the largest producing region in the Interior and consists of Illinois, Indiana and western Kentucky. According to the EIA, coal produced in the Interior Region decreased from approximately 95 million short tons in 2021 to around 90 million short tons in 2022. Coal from the Illinois Basin generally has a heat value ranging from 10,100 to 12,600 BTU/lb and has a sulfur content ranging from 1.0% to 4.3%. Despite its high sulfur content, coal from the Illinois Basin can generally be used by electric power generation facilities that have installed emissions control devices, such as scrubbers.

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

Room-and-Pillar Mining. Room-and-pillar mining is effective for small blocks of thin coal seams or larger blocks of thicker coal that has more variable geologic conditions. In room-and-pillar mining, a network of rooms is cut into the coal seam, leaving a series of pillars of coal to support the roof of the mine. Continuous miners are used to cut the coal and shuttle cars are used to transport the coal to a conveyor belt for further transportation to the surface. The pillars generated as part of this mining method can constitute up to 40% of the total coal in a seam. Higher seam recovery rates can be achieved if retreat mining is used. In retreat mining, coal is mined from the pillars as workers retreat. As retreat mining occurs, the roof is allowed to collapse in a controlled fashion.

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

The following diagram illustrates a typical dragline surface mining operation:

Our Mining Operations

General. At December 31, 2022, we operated 7 active mines in the United States. The Company reports its results of operations primarily through the following reportable segments: Metallurgical (MET) segment, containing the Company’s metallurgical operations in West Virginia, and the Thermal segment containing the Company’s thermal operations in Wyoming and Colorado. For additional information about the operating results of each of our segments for the years ended December 31, 2022, 2021, and 2020, see Note 26 to the Consolidated Financial Statements, “Segment Information.”

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

Coal Creek
Black Thunder Mine
West Elk
Other Northern Appalachia
Leer Mine
Mountain Laurel
Leer South
Beckley
Properties
Status
Active
Royalty
Undeveloped

The following table provides a summary of information regarding our active mining complexes as of December 31, 2022, including the total tons sold associated with these complexes for the years ended December 31, 2022, 2021, and 2020 and the total reserves associated with these complexes at December 31, 2022. The amount disclosed below for the total cost of property, plant and equipment of each mining complex does not include the costs of the coal reserves that we have assigned to an individual complex. The Company owns 100% of the active mining complexes below.

							Total Cost
							of Property,
							Plant and
							Equipment	Total
							at	Recoverable
		Mining		Tons Sold (1)			December	Mineral
Mining Complex	Mines	Equipment	Railroad	2020	2021	2022	31, 2022	Reserves
								(Million
							($ millions)	tons)
Metallurgical:
Leer	U	LW, CM	CSX	4.2	4.6	3.9	$325.3	42.4
Leer South	U	LW, CM	CSX	0.7	0.8	2.2	664.7	66.6
Beckley	U	CM	CSX	1.0	1.1	0.9	105.3	19.6
Mountain Laurel	U	CM	CSX	0.9	1.0	0.8	75.2	16.7
Thermal:
Black Thunder	S	D, S	UP/BN	50.2	60.2	62.3	230.5	480.0
Coal Creek	S	D, S	UP/BN	2.1	2.0	3.8	0.3	—
West Elk	U	LW, CM	UP	2.5	3.0	4.3	13.3	48.1
Totals				61.6	72.7	78.2	$1,414.6	673.4

S = Surface mine	D = Dragline	UP = Union Pacific Railroad
U = Underground mine	S = Shovel/truck	CSX = CSX Transportation
	LW = Longwall	BN = Burlington Northern-Santa Fe Railway
CM = Continuous miner
(1)	Tons of coal we purchased from third parties that were not processed through our loadout facilities are not included in the amounts shown in the table above.

In October 2018, the Securities and Exchange Commission (“SEC”) adopted amendments to its current disclosure rules to modernize the mineral property disclosure requirements for mining registrants. The amendments include the adoption of S-K 1300, which will govern disclosure for mining registrants (the “SEC Mining Modernization Rules”).

Descriptions in this report of our mineral reserves and resources are prepared in accordance with S-K 1300, as well as similar information provided by other issuers in accordance with S-K 1300, may not be comparable to similar information that is presented elsewhere outside of this report. Please refer to the Technical Report Summaries (“TRS”) filed as Exhibits 96.1-96.3 to our Annual Report on Form 10-K for the period ended December 31, 2022 for additional information with respect to our material properties.  Refer to Item 2. Properties for further discussion on the reserves and material properties.

Metallurgical

Leer. The Leer Complex is a longwall operation, located in Taylor County, West Virginia, includes approximately 42.4 million tons of coal reserves as of December 31, 2022 and is primarily sold as High-Vol A metallurgical quality coal in the Lower Kittanning seam, and is part of approximately 93,300 acres that is considered our Tygart Valley area. Substantially all of the reserves at Leer are owned rather than leased from third parties.

All the production is processed through a 1,400 ton-per-hour preparation plant and loaded on the CSX railroad. A 15,000-ton train can be loaded in less than four hours.

Leer South. The Leer South mining complex is a longwall operation in the Lower Kittanning seam with a preparation plant and a loadout facility located on approximately 26,000 acres in Barbour County, West Virginia. The 1,600 ton-per-hour preparation plant is located near the mine, and the loadout facility is served by the CSX railroad and connected to the plant by a 4,000 ton-per-hour conveyor system. The loadout facility is capable of loading a 15,000 ton unit train in less than four hours.

Coal quality is primarily High-Vol A metallurgical coal similar to our Leer Complex. The Leer South mining complex had approximately 66.6 million tons of proven and probable reserves at December 31, 2022. A significant portion of the reserves at Leer South are owned rather than leased from third parties.

Beckley. The Beckley mining complex is located on approximately 16,600 acres in Raleigh County, West Virginia. Beckley is extracting high quality, Low-Vol metallurgical coal in the Pocahontas No. 3 seam. The Beckley mining complex had approximately 19.6 million tons of proven and probable reserves at December 31, 2022.

Coal is conveyed from the mine to a 600-ton-per-hour preparation plant before shipping the coal via the CSX railroad. The loadout facility can load a 10,000-ton train in less than four hours.

Mountain Laurel. Mountain Laurel is an underground mining complex located on approximately 38,200 acres in Logan County and Boone County, West Virginia. Underground mining operations at the Mountain Laurel mining complex extracts High-Vol B metallurgical coal from the Alma and No. 2 Gas seams. Including the No. 2 Gas seam, the Mountain Laurel mining complex has approximately 16.7 million tons of proven and probable reserves at December 31, 2022.

We process all of the coal through a 1,400-ton-per-hour preparation plant before shipping the coal to our customers via the CSX railroad. The loadout facility can load a 15,000-ton train in less than four hours.

Thermal

Black Thunder. Black Thunder is a surface mining complex located on approximately 35,300 acres in Campbell County, Wyoming. The Black Thunder complex extracts thermal coal from the Upper Wyodak and Main Wyodak seams.

We control a significant portion of the coal reserves through federal and state leases. The Black Thunder mining complex had approximately 480 million tons of proven and probable reserves at December 31, 2022.

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

In alignment with our desire to shrink our operational footprint and associated liabilities, we have committed to systematically reclaiming our Coal Creek operation as sales from the complex taper down.

West Elk. West Elk is an underground mining complex located on approximately 18,400 acres in Gunnison County, Colorado. The West Elk mining complex extracts thermal coal from the E seam. We are currently working on developing the B seam at the complex.

We control a significant portion of the coal reserves through federal and state leases. The West Elk mining complex had approximately 48.1 million tons of proven and probable reserves at December 31, 2022.

The West Elk complex currently consists of a longwall, continuous miner sections, a preparation plant, and a loadout facility. We ship most of the coal raw to our customers via the Union Pacific railroad. When required to improve the quality of some of our coal production, it is processed through the 800 ton-per-hour preparation plant. The loadout facility can load an 11,000-ton train in less than three hours.

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

The cost of producing coal at the mine is also influenced by geologic characteristics such as seam thickness, overburden ratios and depth of underground reserves. It is generally less expensive to mine coal seams that are thick and located close to the surface than to mine thin underground seams. Within a particular geographic region, underground mining, which is the mining method we use in our Appalachian mines, is generally more expensive than surface mining, which is the mining method we use in the Powder River Basin. This is the case because of the higher capital costs relative to the reserve base, including costs for construction of extensive ventilation systems, and higher per unit labor costs due to lower productivity associated with underground mining.

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

Customers. The Company markets its metallurgical and thermal coal to domestic and foreign steel producers, domestic and foreign power generators, and other industrial facilities. For the year ended December 31, 2022, we derived approximately 17% of our total coal revenues from sales to our three largest customers, ArcelorMittal, Hyundai Steel Company and JERA Global Markets Pte. Ltd. and approximately 42% of our total coal revenues from sales to our 10 largest customers.

In 2022, we sold coal to domestic customers located in 28 different states. The locations of our mines enable us to ship coal to most of the major coal-fueled power plants in the United States.

In addition, in 2022 we exported coal to Europe, Asia, Central and South America. Revenue from exports to seaborne countries was $2.3 billion, $1.1 billion and $0.5 billion for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022 and 2021, trade receivables related to metallurgical-quality coal sales totaled $142.9 million and $251.5 million, respectively, or 60% and 78% of total trade receivables, respectively. We do not have foreign currency exposure for our international sales as all sales are denominated and settled in U.S. dollars.

The Company’s seaborne revenues by coal shipment destination for the year ended December 31, 2022, were as follows:

(In thousands)
Europe	$939,955
Asia	1,210,855
Central and South America	160,642
Total	$2,311,452

Long-Term Coal Supply Arrangements

As is customary in the coal industry, we enter into fixed price, fixed volume term-based supply contracts, the terms of which are sometimes more than one year (“Long-Term”), with many of our customers. Multiple year contracts usually have specific and possibly different volume and pricing arrangements for each year of the contract. Long-term contracts allow customers to secure a supply for their future needs and provide us with greater predictability of sales volume and sales prices. In 2022, we sold approximately 68% of the tonnage (representing approximately 36% of the Company’s revenues) of our coal under long-term supply arrangements. The majority of our supply contracts include a fixed price for the term of the agreement or a pre-determined escalation in price for each year. Some of our long-term supply agreements may include a variable pricing system. While most of our sales contracts are for terms of one to five years, some are as short as one month. At December 31, 2022, the average volume-weighted remaining term of our long-term contracts for metallurgical and thermal coal was approximately 2.6 years, with remaining terms ranging from one to five years. At December 31, 2022, remaining tons under long-term supply agreements, including those subject to price re-opener or extension provisions, were approximately 126.8 million tons.

We typically sell coal to North American customers under term arrangements through a “request-for-proposal” process. We also respond to private solicitations and generally do not know if a customer intends to buy the coal for which they solicited. The terms of our coal sales agreements are dictated by the availability and price of alternative fuels, general marketplace conditions, the quality of the coal we have available to sell, our mine operations (including operating costs), the length of contract, as well as negotiations with customers. Consequently, the terms of these contracts may vary to some extent by customer, including base price adjustment features, price re-opener terms, coal quality requirements, quantity parameters, permitted sources of supply, future regulatory changes, extension options, force majeure, termination, damages and assignment provisions. Our long-term supply contracts typically contain provisions to adjust the base price due to new governmental statutes, ordinances or regulations. We typically sell our metallurgical coal to non-North American customers based on various indices or agreements to mutually negotiate the price. These agreements generally are for one year and can reset pricing with each shipment. Additionally, some of our contracts contain provisions that allow for the recovery of costs affected by modifications or changes in the interpretations or application of any applicable statute by local, state or federal government authorities. These provisions only apply to the base price of coal contained in these supply contracts. In some circumstances, a significant adjustment in base price can lead to termination of the contract.

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

Most coal mines are served by a single rail company, but much of the Powder River Basin is served by two rail carriers: the Burlington Northern-Santa Fe railroad and the Union Pacific railroad. We generally transport coal produced at our Appalachian mining complexes via the CSX railroad. Besides rail deliveries, some customers in the eastern United States rely on a river barge system or over-the-road trucks.

Competition

The coal industry is intensely competitive with alternative energy sources outside of the industry and between producing companies. The most important factors on which we compete are coal quality, delivered costs to the customer and reliability of supply. Our principal domestic coal-producing peers include Alpha Metallurgical Resources Inc.; Coronado Coal LLC; Corsa Coal Corp.; Eagle Specialty Materials LLC; Navajo Transitional Energy Company LLC; Peabody Energy Corp.; Ramaco Resources; and Warrior Met Coal, Inc. Some of these coal producers are larger than we are and may have greater financial resources and larger reserve bases than we do. We also compete directly with a number of smaller producers in each of the geographic regions in which we operate, as well as companies that produce coal from one or more foreign countries, such as Australia, Canada, Colombia, Indonesia, South Africa and Russia.

Our principal competitor in thermal coal is natural gas, other alternative fuels, and subsidized renewables. Specifically, coal competes directly with other fuels, such as natural gas, nuclear energy, hydropower, subsidized renewable, and petroleum, for steam and electrical power generation. Costs and other factors relating to these alternative fuels, such as safety and environmental considerations, as well as tax incentives and various mandates, affect the overall demand for coal as a fuel and the price we can charge for the coal. Rail rates for domestic coal can account for over two-thirds of the delivered cost of the product and is a cost that we cannot control. Rail rates and the performance of the railroads are generally a process controlled by our customers and meaningfully impacts our competitiveness with other producers and alternative fuel sources.

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

Coal mining is one of the most regulated and inspected industrial activities in the United States. We endeavor to conduct our mining operations in compliance with applicable federal, state and local laws and regulations. However, due in part to the extensive, comprehensive and changing regulatory requirements, violations during mining operations occur from time to time. We cannot assure you that we have been or will be at all times in complete compliance with such laws and regulations. Expenditures we incur to maintain compliance with all applicable federal and state laws have been and are expected to continue to be significant. Federal and state mining laws and regulations require us to obtain surety bonds to guarantee performance or payment of certain long-term obligations, including mine closure and reclamation costs, federal and state workers’ compensation benefits, coal leases and other miscellaneous obligations. Compliance with these laws has substantially increased the cost of coal mining for domestic coal producers.

Future laws, regulations or orders, as well as future interpretations, changes in political policies and more rigorous enforcement of existing laws, regulations or orders, may require substantial increases in equipment and operating costs and delays, interruptions or a termination of operations, the extent to which we cannot predict. Future laws, regulations or orders may also cause coal to become a less attractive fuel source, thereby reducing coal’s share of the market for fuels and other energy sources used to generate electricity. As a result, future laws, regulations or orders may adversely affect our mining operations, cost structure or our customers’ demand for coal.

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

Surface Mining Control and Reclamation Act. The Surface Mining Control and Reclamation Act, which we refer to as SMCRA, establishes mining, environmental protection, reclamation and closure standards for all aspects of surface mining as well as many aspects of underground mining. Mining operators must obtain SMCRA permits and permit renewals from the Office of Surface Mining, which we refer to as OSM, or from the applicable state agency if the state agency has obtained regulatory primacy. A state agency may achieve primacy if the state regulatory agency develops a mining regulatory program that is no less stringent than the federal mining regulatory program under SMCRA. All states in which we conduct mining operations have achieved primacy and issue permits in lieu of OSM, but are still subject to federal oversight.

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

In addition to the bond requirement for an active or proposed permit, the Abandoned Mine Land Fund, which was created by SMCRA, requires that a fee be paid on all coal produced. The proceeds of the fee are used to restore mines closed or abandoned prior to SMCRA’s adoption in 1977, as well as fund other state and federal initiatives. For the first three quarters of 2022, the fee was $0.28 per ton of coal produced from surface mines and $0.12 per ton of coal produced from underground mines. As a result of the Infrastructure Investment and Jobs Act of 2021, which included the Abandoned Mine Land Reclamation Amendments of 2021, the fees decreased as of the calendar quarter beginning October 1, 2021. The current fee is $0.224 per ton of coal produced from surface mines and $0.096 per ton of coal produced from underground mines. In 2022, we recorded $15.9 million of expense related to these reclamation fees.

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

The costs of these bonds have widely fluctuated in recent years while the market terms of surety bonds have remained difficult for mine operators. These changes in the terms of the bonds have been accompanied at times by a decrease in the number of companies willing to issue surety bonds. As of December 31, 2022, we posted an aggregate of approximately $457.7 million in surety bonds, cash, and letters of credit outstanding for reclamation purposes.

At December 31, 2022, the Company maintains a fund for asset retirement obligations and thus far has contributed $136 million that will serve to defease the long-term asset retirement obligation for its thermal asset base.

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

Under the Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977, each coal mine operator must secure payment of federal black lung benefits to claimants who are current and former employees and to a trust fund for the payment of benefits and medical expenses to claimants who last worked in the coal industry prior to July 1, 1973. The trust fund is funded by an excise tax on coal production. The Inflation Reduction Act of 2022 set the tax at the lower of $1.10 per ton for coal mined in underground operations and $0.55 per ton for coal mined in surface operations, in each case not to exceed 4.4% of the gross sales price. This excise tax does not apply to coal shipped outside the United States. In 2022, we recorded $21.5 million of expense related to this excise tax.

On January 18, 2023, the Office of Workers’ Compensation Programs (“OWCP”) proposed revisions to regulations under the Black Lung Benefits Act (BLBA) governing authorization of self-insurers. The revisions seek to codify the practice of basing a self-insured operator’s security requirement on an actuarial assessment of its total present and future black lung liability. A material change to the regulations is the requirements that all self-insured operators must post security equal to 120% of their projected black lung liabilities. The proposed regulations were posted to the Federal Register on January 19, 2023 with written comments to be accepted within 60 days of this date. The revisions proposed by the OWCP were a material deviation from their bulletin issued in December 2020 that would have required the majority of coal operators to post security equal to 70% of their projected black lung liabilities. If the above regulation is codified into law, the Company will be required to post additional collateral to maintain its self-insured status. The Company is evaluating alternatives to self-insurance, including the purchase of commercial insurance to cover these claims. Additionally, the Company is assessing the availability of surety bond capacity within the markets, additional sources of liquidity, and other items to satisfy the proposed regulations.

Clean Air Act. The federal Clean Air Act and similar state and local laws that regulate air emissions affect coal mining directly and indirectly. Direct impacts on coal mining and processing operations include Clean Air Act permitting requirements and emissions control requirements. These include emissions of ozone precursors and particulate matter which may include controlling fugitive dust. The Clean Air Act also indirectly affects coal mining operations, for example, by extensively regulating the emissions of fine particulate matter measuring 2.5 micrometers in diameter or smaller, sulfur dioxide, nitrogen oxides, mercury and other compounds emitted by coal-fueled power plants and industrial boilers, which are the largest end-users of our coal. Already stringent regulation of emissions further tightened throughout the Obama Administration, such as the Mercury and Air Toxics Standard (MATS), finalized in 2011 and discussed in more detail below. In addition, the U.S. Environmental Protection Agency, which we refer to as the EPA, has issued regulations with respect to other emissions, such as greenhouse gases (GHGs), from new, modified, reconstructed and existing electric generating units, including coal-fired plants. Other GHG regulations apply to industrial boilers (see discussion of Climate Change, below). On January 20, 2021, the current administration issued an executive order directing all federal agencies to review and take action to address any federal regulations, orders, guidance documents, policies and any similar agency actions promulgated during the prior administration that may be inconsistent with the administration’s policies. As a result, it is unclear the degree to which certain recent regulatory developments may be modified or rescinded. The executive order also established an Interagency Working Group on the Social Cost of Greenhouse Gases (“Working Group”), which is called on to, among other things, develop methodologies for calculating the “social cost of carbon,” “social cost of nitrous oxide” and “social cost of methane.” The Working Group published a Technical Support Document in February 2021 seeking public comments by May 2021. Recommendations from the Working Group were due beginning June 1, 2021 and final recommendations no later than January 2022. The Working Group made initial recommendations in February 2021; final recommendations have not been released. Building on the Working Group’s interim values for social cost of greenhouse bases, the EPA released, for public review in November 2022, a September 2022 draft report with updated social cost of carbon figures. Further regulation of air emissions, as well as uncertainty regarding the future course of regulation, could eventually reduce the demand for coal.

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

Clean Air Act requirements that may directly or indirectly affect our operations include the following:

•	Acid Rain. Title IV of the Clean Air Act, promulgated in 1990, imposed a two-phase reduction of sulfur dioxide emissions by electric utilities. Phase II became effective in 2000 and applies to all coal-fueled power plants with a capacity of more than 25-megawatts. Generally, the affected power plants have sought to comply with these requirements by switching to lower sulfur fuels, installing pollution control devices, reducing electricity generating levels or purchasing or trading sulfur dioxide emissions allowances. Although we cannot accurately predict the future effect of this Clean Air Act provision on our operations, we believe that implementation of Phase II has been factored into the pricing of the coal market.

•	Particulate Matter. The Clean Air Act requires the EPA to set national ambient air quality standards, which we refer to as NAAQS, for certain pollutants associated with the combustion of coal, including sulfur dioxide, particulate matter, nitrogen oxides and ozone. Areas that are not in compliance with these standards, referred to as non-attainment areas, must take steps to reduce emissions levels. For example, NAAQS currently exist for particulate matter measuring 10 micrometers in diameter or smaller (PM10) and for fine particulate matter measuring 2.5 micrometers in diameter or smaller (PM2.5), and the EPA revised the PM2.5 NAAQS on December 14, 2012, making it more stringent. The states were required to make recommendations on nonattainment designations for the new NAAQS in late 2013. The EPA issued final designations for most areas of the country in 2012 and made some revisions in 2015. Individual states must now identify the sources of emissions and develop emission reduction plans. These plans may be state-specific or regional in scope. Under the Clean Air Act, individual states have up to 12 years from the date of designation to secure emissions reductions from sources contributing to the problem. In December 2020, the EPA issued a decision, following its review of the PM NAAQS, and decided to retain the 2012 PM NAAQS with no revisions. The EPA is currently reviewing that December 2020 decision to retain the 2012 PM NAAQS, and the EPA is expected soon to release its new proposal, following that review. Future regulation and enforcement of the new PM2.5 standard, as well as future revisions of PM standards, will affect many power plants, especially coal-fueled power plants, and all plants in non-attainment areas.

•	Ozone. On October 26, 2015, the EPA published a final rule revising the existing primary and secondary NAAQS for ozone, reducing them to 70ppb on an 8-hour average. On November 17, 2016, the EPA issued a proposed implementation rule on non-attainment area classification and state implementation plans (SIPs). The EPA published a final rule in November 2017 that issued area designations with respect to ground-level ozone for approximately 35% of the U.S. counties, designating them as either “attainment/unclassifiable” or “unclassifiable.” In April 2018 and July 2018, the EPA issued ozone designations for all areas not addressed in the November 2017 rule. States with moderate or high nonattainment areas were required to submit SIPs by October 2021. Significant additional emission control

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

On February 28, 2022, the EPA issued a proposal to impose a Federal Implementation Plan (“FIP”) in 26 states to address interstate transport of ozone season NOx emissions and compliance with the 2015 Ozone NAAQS. The EPA’s proposal includes stringent new NOx emissions budgets for fossil fuel-fired power plants in 25 states. If finalized, this rule may affect demand for coal.

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

MATS was challenged in the D.C. Circuit, which upheld the rule on April 15, 2013. Petitioners successfully obtained Supreme Court review, and on June 29, 2015, the Supreme Court issued a 5-4 decision striking down the final rule based on the EPA’s failure to consider economic costs in determining whether to regulate. The case was remanded to the D.C. Circuit. The EPA began reconsideration of costs, and petitioners unsuccessfully sought a stay of the rule in the Supreme Court in February 2016. In April 2016, the EPA issued a MATS 2016 Supplemental Finding, a final finding that it is appropriate and necessary to set standards for emissions of air toxics from coal- and oil-fired power plants. On December 27, 2018, the EPA released a proposed Supplemental Cost Finding, concluding that direct regulation of air toxics from coal- and oil-fired power plants is not cost-justified, but proposing to leave the emissions standards and other requirements of the 2012 rule in place. On May 22, 2020, the EPA released a final Supplemental Finding, again concluding that it is not "appropriate and necessary" to regulate EGUs under section 112 of the CAA. The EPA also took final action on the residual risk and technology review (RTR) required by CAA section 112. The results from the RTR showed that emissions of hazardous air pollutants (HAPs) had been reduced such that residual risk is at acceptable levels, there are no developments in HAP emissions controls to achieve further cost-effective reductions beyond the current standards, and, therefore, that no changes to the MATS rule were warranted. However, in the January 20, 2021 Executive Order, the Biden Administration announced a review of the rule in conjunction with other climate-related regulations, and is considering revisiting the “appropriate and necessary” determination and reversing the Supplemental Finding. On January 31, 2022, the EPA proposed revoking the May 2020 finding and proposed finding that it remains “appropriate and necessary” to regulate HAPs from EGUs under section 112 after considering cost.

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

On August 20, 2019, EPA issued guidance to states in preparing SIPs to meet the 2021 deadline, highlighting state flexibility. In September 2021, EPA issued a clarification memorandum, narrowing some of the flexibility identified in prior guidance. On August 30, 2022, the EPA published a notice of its final finding that 15 states have failed to submit SIPs that meet the requirements for the regional haze second planning period, triggering a two-year timeframe for the EPA to impose a FIP on those states or for states to take action that the EPA deems compliant. Regional haze litigation over specific implementation continues, and both evolving guidance and the litigation could affect demand for coal.

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

Demand for coal also may be impacted by international efforts to reduce emissions of greenhouse gases. For example, in December 2015, representatives of 195 nations reached an agreement (the “Paris Agreement”) that will, for the first time, commit participating countries to lowering greenhouse gas emissions, as discussed further below. Further, the United States and a number of international development banks, such as the World Bank, the European Investment Bank and European Bank for Reconstruction and Development, have announced that they will no longer provide financing for the development of new coal-fueled power plants, subject to very narrow exceptions.

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

On June 19, 2019, the EPA finalized the Affordable Clean Energy (ACE) rule as a replacement for the Clean Power Plan. The ACE rule establishes emission guidelines for states to develop plans to address greenhouse gas emissions from existing coal-fired power plants. The ACE rule has several components: a determination of the best system of emission reduction for greenhouse gas emissions from coal-fired power plants, a list of “candidate technologies” states can use when developing their plans, a new preliminary applicability test for determining whether a physical or operational change made to a power plant may be a “major modification” triggering New Source Review, and new implementing regulations for emission guidelines under Clean Air Act section 111(d). On January 19, 2021, the D.C. Circuit Court of Appeals vacated the ACE rule and its implied repeal of the Clean Power Plan, remanding to the EPA for further proceedings. As the remand was proceeding, West Virginia v. EPA and three other consolidated cases, the Supreme Court agreed, in West Virginia v. EPA and three other consolidated cases, to revisit the EPA’s authority to regulate carbon emissions under Clean Air Act section 111(d) and considered the EPA’s authority to regulate emissions sector-wide rather than on individual sources under section 111(d). These issues implicate not only the ACE, but potentially a variety of other rules related to coal combustion. In June 2022, the Supreme Court ruled against the EPA, holding that the EPA’s attempt to force an overall shift in power generation from higher-emitting to lower-emitting sources exceeded the EPA’s statutory authority under the CAA. The EPA has not yet proposed a replacement rule.

In December 2015, 195 nations (including United States) signed the Paris Agreement, a long-term, international framework convention designed to address climate change over the next several decades. This agreement entered into force in November 2016 after more than 70 countries, including the United States, ratified or otherwise agreed to be bound by the agreement. The United States was among the countries that submitted its declaration of intended greenhouse gas reductions in early 2015, stating its intention to reduce U.S. greenhouse gas emissions by 26-28% by 2025 compared to 2005 levels. Under President Trump, the United States, formally exited the Agreement on November 4, 2020, but President Biden has recommitted the United States to the Paris Agreement. Having rejoined the Pairs Agreement, the United States submitted its “Nationally Determined Contribution (“NDC”), or climate action plan, to the United Nations establishing a target of reducing the United States’ net greenhouse gas emissions by 50-52% below 2005 levels by 2030. The United States followed up on the establishment of its NDC by announcing a suite of measures to reduce greenhouse gas emissions at the 27th Conference to the Parties on the UN Framework Convention on Climate Change (“COP27”) held in Sharm el Sheik, Egypt, in November of 2022, including the development of an Energy Transition Accelerator to utilize carbon markets to promote deployment of renewable energy and support a transition away from fossil fuels. The COP27 announcements also included an update to the Methane Emissions Reduction Action Plan and an affirmation of progress under the “Global Methane Pledge” that aims to cut global methane pollution at least 30% by 2030 relative to 2020 levels, which was announced in the prior year. Over the long term, international participation in the Paris Agreement framework could reduce overall demand for coal which could have a material adverse impact on us. These effects could be more adverse to the extent the United States continues to participate in these reduction programs (whether via the Paris Agreement or otherwise).

Several U.S. states have enacted legislation establishing greenhouse gas emissions reduction goals or requirements or joined regional greenhouse gas reduction initiatives. Many states also have enacted legislation or regulations requiring electricity suppliers to use renewable energy sources to generate a certain percentage of power, provide financial incentives to electricity suppliers for using renewable energy sources or impose costs on emitters of greenhouse gases in the electric generation sector. For example, eleven northeastern and mid-Atlantic states currently are members of the Regional Greenhouse Gas Initiative, which is a mandatory cap-and-trade program established in 2005 to cap regional carbon dioxide emissions from power plants. Similarly, California and Quebec remain members of the Western Climate Initiative, which was formed in 2008 to establish a voluntary regional greenhouse gas reduction goal and develop market-based strategies to achieve emissions reductions, and those two jurisdictions have adopted their own greenhouse gas cap-and-trade regulations and a joint “cap and trade” emissions reduction program. Any particular state, or any of these or other regional group, may have or adopt in the future rules or policies that cause some users of coal to switch from coal to a lower carbon fuel. There can be no assurance at this time that any new carbon dioxide cap-and-trade-program, carbon tax or other regulatory or policy regime, if implemented by any one or more states or regions in which our customers operate or at the federal level, will not affect the future market for coal in those states or regions and lower the overall demand for coal.

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

The scope of waters that fall within the Clean Water Act’s jurisdiction is expansive and may include features not commonly understood to be a stream or wetland.  In June 2015, the EPA and the Army Corps of Engineers (the “Corps”) issued a new rule defining the scope of "waters of the United States" (WOTUS) that are subject to regulation.  The 2015 WOTUS rule was challenged by a number of states and private parties in various federal courts.  In December 2017, the EPA and the Corps proposed a rule to repeal the 2015 WOTUS rule. The repeal took effect on December 23, 2019. In December 2018, the EPA and Corps also formally proposed a new rule revising the definition of WOTUS. The new rule -- the Navigable Waters Protection Rule (“NWPR”) -- became effective on June 22, 2020 and substantially reduced the scope of waters that fall within the Clean Water Act’s jurisdiction, in part by excluding ephemeral streams, which potentially qualified as “Waters of the United States” under the 2015 WOTUS rule. Numerous challenges to the NWPR were filed, and in 2021 under the new Biden administration, the EPA and the Corps asked the courts in the pending litigation to remand the NWPR for agency reconsideration but to maintain the effect of the NWPR in the interim. In August 2021, a federal district court in Arizona declined the request and vacated the NWPR without specifying whether its decision applied nationwide. However, the EPA and the Corps announced on September 3, 2021 that they would revert to the pre-2015 rule until further notice. On December 7, 2021, the EPA and the Corps announced a new proposed rule, which would largely retain the pre-2015 regulatory framework with the addition of other waters that meet the “relatively permanent” or “significant nexus” standards and the agencies finalized the rule on December 30, 2022. On January 24, 2022, the U.S. Supreme Court decided to hear a challenge to EPA’s interpretation of WOTUS. The case was argued before the Supreme Court in October 2022 and a decision has not yet been issued.

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

Resource Conservation and Recovery Act. The Resource Conservation and Recovery Act, which we refer to as RCRA, may affect coal mining operations through its requirements for the management, handling, transportation and disposal of hazardous wastes. Many mining wastes are excluded from the regulatory definition of hazardous wastes, and coal mining operations covered by SMCRA permits are by statute exempted from RCRA permitting. RCRA also allows the EPA to require corrective action at sites where there is a release of hazardous substances. In addition, each state has its own laws regarding the proper management and disposal of waste material. In June 2010, the EPA released a proposed rule to regulate the disposal of certain coal combustion residuals, which we refer to as CCR. The proposed rule set forth two very different options for regulating CCR under RCRA. The first option called for regulation of CCR as a hazardous waste under Subtitle C, which creates a comprehensive program of federally enforceable requirements for waste management and disposal. The second option utilized Subtitle D, which would give the EPA authority to set performance standards for waste management facilities and would be enforced primarily through citizen suits. The proposal left intact the so-called Bevill exemption for beneficial uses of CCR. The EPA finalized the CCR rule on December 19, 2014, setting nationwide solid nonhazardous waste standards for CCR disposal. On April 17, 2015, the EPA finalized regulations under the solid waste provisions (Subtitle D) of RCRA and not the hazardous waste provisions (Subtitle C) which became effective on October 19, 2015. The final rule establishes national minimum criteria for existing and new CCR landfills, surface impoundments and lateral expansions, and also establishes structural integrity criteria for new and existing surface impoundments (including establishing requirements for owners and operators to conduct periodic structural integrity-related assessments). The criteria include location restrictions, design and operating criteria, groundwater monitoring and corrective action, closure requirements and post-closure care and recordkeeping, notification and internet posting requirements. While classification of CCR as a hazardous waste would have led to more stringent restrictions and higher costs, this regulation may still increase our customers' operating costs and potentially reduce their ability to purchase coal. In addition, contamination caused by the past disposal of CCR, including coal ash, could lead to citizen suit enforcement against our customers under RCRA or other federal or state laws and potentially reduce the demand for coal. In another development regarding coal combustion wastes, the EPA conducted an assessment of impoundments and other units that manage residuals from coal combustion and that contain free liquids following a massive coal ash spill in Tennessee in 2008. The EPA contractors conducted site assessments at many impoundments and is requiring appropriate remedial action at any facility that is found to have a unit posing a risk for potential failure. The EPA is posting utility responses to the assessment on its web site as the responses are received. After industry groups filed a suit in the D.C. Circuit, challenging the 2015 rule, former EPA Administrator Pruitt issued a letter on September 13, 2017 indicating the agency’s decision to reconsider the rule in response to industry petitions. On August 22, 2018, the D.C. Circuit remanded the rule at the EPA’s request. On August 28, 2020, the EPA issued a final revised rule that modifies standards regarding beneficial use and assessing environmental harm, and extends deadlines for regulated entities to come into compliance. Environmental groups sought to challenge the rule, but the petition was untimely and was voluntarily dismissed. Future regulations resulting from the EPA coal combustion refuse assessments may impact the ability of the Company’s utility customers to continue to use coal in their power plants. In 2022, the EPA issued additional interpretation of its closure performance standards for CCR impoundments that are likely to impose additional expense for facility closures.

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

Human Capital Resources

At December 31, 2022, Arch and its subsidiaries currently employ more than 3,400 people that are non-unionized in the United States and four employees overseas. Management believes that it has good relations with its employees.

Arch’s responsible and respectful corporate culture has allowed it to attract and retain an experienced, talented and high-performing workforce. The Company and its subsidiaries had an average voluntary retention rate of 88% in 2022. Approximately 40% of the Company’s workforce had at least 10 years of Company service in 2022.

Health and Safety. Safety is a deeply engrained value at Arch. We have consistently led our large, integrated peers in safety performance, as measured by lost-time incident rate.

The Company averaged 0.57 lost-time incidents per 200,000 employee-hours worked at December 31, 2022 in comparison to a national average lost-time incident rate of 2.13 (which represents the national average through the third quarter of 2022).

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

Since launching the behavior-based program in 2007, Arch’s operating subsidiaries have recorded a total of 1.97 million safety observations and in so doing have created a deep, employee-driven safety culture. Most importantly, the process has resulted in the successful modification of at-risk behaviors and has served as a platform for reinforcing positive behaviors. In addition, Arch operations conduct safety meetings in advance of every shift, to ensure that every employee begins every workday sharply focused on working safely.

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

Training and Development. We recognize the importance of furthering education and development of our employees through the various stages of their careers. To that end, we offer free access to thousands of courses that are designed for personal and career development through an online education platform. A number of these courses are tailored so employees can earn Continuing Education Units (CEU), Professional Development Hours (PDH), and Professional Engineering (PE) Units to fulfill accreditation requirements. Additionally, employees are eligible for a tuition reimbursement benefit through a program designed to encourage and support development of employee skills by providing financial assistance for an approved course of study. In the past five years, Arch’s tuition reimbursement program totaled more than $1 million. These programs reflect our view that ongoing employee development is good business as well as a valuable benefit that can help attract and retain talented and skilled people.

We also invest significantly in the development of our next generation of leaders. Over the past five years, we have designed and conducted ongoing multi-day leadership workshops designed to educate high-potential corporate and subsidiary employees about our strategic direction, financial position, asset base and corporate culture, as well as to enhance leadership skillsets. More than 450 high-potential employees have participated in those workshops, with the Company’s senior management team and other senior leaders participating in the training sessions.

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

Information about our Executive Officers

The following is a list of our executive officers, their ages as of February 16, 2023 and their positions and offices during the last five years:

Name	Age	Position
Paul T. Demzik	61

Mr. Demzik has served as our Senior Vice President and Chief Commercial Officer since January 2019. From June 2013 to January 2019, Mr. Demzik served as Head of Thermal Coal Trading with Anglo American Marketing Limited in London and served as President of Peabody COALTRADE, LLC from July 2005 to July 2012.

John T. Drexler	53

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

John W. Eaves	65

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

Matthew C. Giljum	51

Mr. Giljum has served as our Chief Financial Officer since 2020. Mr. Giljum served as our Vice President of Finance and Treasurer from 2015 to 2020.  Prior to that role, he served as the Company's Vice President of Finance, as well as a number of other positions of increasing responsibility in the Company's finance department.

Rosemary L. Klein	55

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

Paul A. Lang	62

Mr. Lang has served as our President and Chief Executive Officer since 2020. Mr. Lang served as our President and Chief Operating Officer since April 2015 and has served as our Executive Vice President and Chief Operating Officer since April 2012 and as our Executive Vice President-Operations from August 2011 to April 2012. Mr. Lang served as Senior Vice President-Operations from 2006 through August 2011, as President of Western Operations from 2005 through 2006 and President and General Manager of Thunder Basin Coal Company from 1998 to 2005. Mr. Lang is a member of the Board of The National Mining Association and the Board of Trustees of Missouri University of Science and Technology. Mr. Lang has also served as Director of Knight Hawk Holdings, LLC and served on the development board of the Mining Department of the Missouri University of Science & Technology, and is the former chairman of the University of Wyoming’s School of Energy Resources Council.

Deck S. Slone	59

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

John A. Ziegler, Jr.	56

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

Summary Risk Factors

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows. These risks are discussed more fully below and include, but are not limited to, risks related to:

Risks Related to Our Operations and Industry

●	The loss of availability, reliability and cost-effectiveness of transportation facilities and fluctuations in transportation costs;
●	Inflationary pressures and availability of mining and other industrial supplies;
●	A decline in coal prices;
●	Volatile economic and market conditions;
●	Operating risks related to our coal mining operations that are beyond our control;
●	The effects of foreign and domestic trade policies;
●	Competition from alternative fuel sources or subsidized renewables, including with respect to transportation, could put downward pressure on coal prices;
●	Our customers are continually evaluating alternative steel production technologies;
●	Changes in purchasing patterns in the coal industry;
●	The loss of, or a significant reduction in, purchases by our largest customers;
●	Disruptions in the quantities of coal purchased from other third parties;
●	International growth in our sales adds new and unique risks to our business;
●	Our ability to collect payments from our customers;
●	Failure to obtain or renew surety bonds or insurance;
●	We may not have adequate insurance coverage for some business risks;
●	Inaccuracies in our estimates of our coal reserves;
●	A defect in title or the loss of a leasehold interest in certain properties or surface rights;
●	We may incur losses as a result of certain marketing and asset optimization strategies;
●	Any decrease in the coal consumption of electric power generators could result in less demand and lower prices for thermal coal;
●	If we or our service providers sustain cyber-attacks or other security incidents that disrupt our operations or involve unauthorized access to proprietary, confidential or personally identifiable information;
●	Our inability to acquire additional coal reserves or our inability to develop coal reserves;
●	We may not be able to pay dividends or repurchase shares of our common stock in accordance with our announced intent or at all;
●	Our ability to operate our business effectively could be impaired if we lose key personnel or fail to attract qualified personnel;
●	The COVID-19 pandemic;

Risks Related to Environmental, Other Regulations and Legislation

●	Extensive environmental regulations, including existing and potential future regulatory requirements relating to air emissions, affect our customers and could reduce the demand for coal as a fuel source;
●	Increased pressure from political and regulatory authorities, along with environmental activist groups, and lending and investment policies adopted by financial institutions and insurance companies to address concerns about the environmental impacts of coal combustion;
●	Increased attention to environmental, social or governance (“ESG”) matters could adversely impact our business and the value of the company.
●	Our failure to obtain and renew permits necessary for our mining operations could negatively affect our business;

●	Federal or state regulatory agencies have the authority to order certain of our mines to be temporarily or permanently closed under certain circumstances;
●	Extensive environmental regulations impose significant costs on our mining operations, and future regulations could materially increase those costs or limit our ability to produce and sell coal;
●	If the assumptions underlying our estimates of reclamation and mine closure obligations are inaccurate;

●	Our operations may impact the environment or cause exposure to hazardous substances, and our properties may have environmental contamination;
●	Changes in the legal and regulatory environment could complicate or limit our business activities, increase our operating costs or result in litigation;

Risks Related to Income Taxes

●	Our ability to use net operating losses is subject to a current limitation and may be subject to additional limitations in the future.
●	U.S. tax legislation may materially adversely affect our financial condition, results of operations and cash flows;

Risks Related to Our Operations and Industry

The loss of availability, reliability and cost-effectiveness of transportation facilities and fluctuations in transportation costs could affect the demand for our coal or impair our ability to supply coal to our customers.

We depend upon third party transportation systems, including rail, barge, and truck, as well as seaborne vessels and port facilities, to deliver coal to our customers. Disruptions in transportation services due to weather-related problems, mechanical difficulties, labor shortages, mismanagement by the service providers, strikes, lockouts, bottlenecks, route closures, natural disasters and health crises, such as the COVID-19 pandemic, and other events beyond our control, could impair our ability to supply coal to our customers. Decreased performance levels and the lack of reliability from these third-party transportation providers, over longer periods of time could cause our customers to look to other sources for their coal needs. In addition, increases in transportation costs, including the price of fuel, could make coal a less competitive source of energy when compared to alternative fuels or could make coal produced in one region of the United States less competitive than coal produced in other regions of the United States or abroad.

Poor rail service, particularly from the western railroads, could lead to continued demand destruction as domestic utilities have had to curtail some of their coal generation and enter a coal conservation mode.  This failure to provide adequate rail service has diminished the historic reliability of the coal-fired power plants, and continues to add uncertainty into the market.

If we experience disruptions in our transportation services or if transportation costs increase significantly and we are unable to find alternative transportation providers, our coal mining operations may be disrupted, we could experience a delay or halt of production or our profitability could decrease significantly. In addition, a growing portion of our coal sales in recent years has been into export markets, and we are actively seeking additional international customers. Our ability to maintain and grow our export sales revenue and margins depends on several factors, including the existence of sufficient and cost-effective export terminal capacity for the shipment of coal to foreign markets and the ability of third-party transportation providers to adequately provide a cost-effective service. At present, there is limited terminal capacity for the export of coal into foreign markets. Our access to existing and future terminal capacity may be adversely affected by, among other factors, regulatory and permit requirements, environmental and other legal challenges, public perceptions and resulting political pressures, foreign and domestic trade policies, operational issues at terminals and competition among domestic coal producers for access to limited terminal capacity. If we are unable to maintain terminal capacity, or are unable to access additional future terminal capacity for the export of our coal on commercially reasonable terms, or at all, our results could be materially and adversely affected.

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

Inflation rates in the U.S. have increased to levels not seen in several decades, which could result in decreased demand for our products, increased operating costs, increased interest rates and constrained liquidity, reduced government spending and volatility in financial markets. Our coal mining operations use significant amounts of steel, diesel fuel, explosives, rubber tires and other mining and industrial supplies. The cost of roof control supplies, including roof bolts and plates, we use in our underground mining operations depends on the price of steel. We also use significant amounts of diesel fuel, explosives and tires for trucks and other heavy machinery, particularly at our Black Thunder mining complex. Future increases in costs for supplies that are used directly or indirectly in the normal course of our business and increases in other operating costs, such as increases in steel prices, freight rates, labor and other materials and supplies may negatively impact our profitability.

Due to the decline in the mining industry, there has been a corresponding decrease in the number of providers of mining equipment and supplies.  If we are unable to procure these equipment and supplies, our coal mining operations may be disrupted or we could experience a delay or halt in our production. Any of the foregoing events could materially and adversely impact our business, financial condition, results of operations and cash flows.

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

Our profitability and the value of our coal reserves depend upon the prices we receive for our coal. The contract prices we may receive in the future for coal depend upon factors beyond our control, including the following:

●	the domestic and foreign demand for coal, which depends significantly on the demand for steel and electricity;
●	overall global economic activity and growth and the unknown geopolitical consequences of the Russian invasion of Ukraine and other macro issues;

●	competition for production of steel from non-coal sources including, electric arc furnaces, which may limit demand for coking coal;

●	the quantity and quality of coal available from our peers and alternative sources of fuel;

●	competition for subsidized renewable energy production;

●	domestic and foreign air emission standards for coal-fueled power plants and blast furnaces and the ability to meet these standards;
●	adverse weather, climatic or other natural conditions, including unseasonable weather patterns;

●	domestic and foreign economic conditions, including economic slowdowns and the exchange rates of U.S. dollars for foreign currencies;

●	domestic and foreign legislative, regulatory and judicial developments, environmental regulatory changes or changes in energy policy and energy conservation measures that could adversely affect the coal industry, such as legislation limiting carbon emissions or providing for increased funding and incentives for alternative energy sources;

●	the imposition of tariffs, quotas, trade barriers and other trade protection measures;

●	the proximity to, capacity of, and cost of transportation and port facilities; and

●	technological advancements, including those related to hydrogen-based steel production alternative energy sources, those intended to convert coal-to-liquids or gas.

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

Economic conditions, including those caused by the continuing effects of the COVID-19 pandemic, rising inflation and interest rates, the continued conflict between Russia and Ukraine, and supply chain disruptions have led to extreme volatility of prices. If there are further downturns in economic conditions, our and our customers’ businesses, financial condition and results of operations could be adversely affected. There can be no assurance that our cost control actions and capital discipline, or any other actions that we may take, will be sufficient to offset any adverse effect these conditions may have on our business, financial condition or results of operations.

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

We conduct underground and surface mining operations. Certain factors beyond our control, including those listed below, could disrupt our coal mining operations, adversely affect production and shipments and increase our operating costs:

●	poor mining conditions resulting from geological, hydrologic or other conditions that may cause production challenges, instability of highwalls or spoil piles or cause damage to nearby infrastructure or mine personnel;

●	a major incident at the mine site that causes all or part of the operations of the mine to cease for some period of time;

●	mining, processing and plant equipment failures and unexpected maintenance problems;

●	adverse weather and natural disasters, such as heavy rains or snow, flooding and other natural events affecting operations, transportation or customers, and public health crises, such as the COVID-19 pandemic;
●	the unavailability of raw materials, equipment (including heavy mobile equipment) or other critical supplies such as motors, tires, explosives, fuel, lubricants and other consumables of the type, quantity and/or size needed to meet production expectations;

●	unexpected or accidental surface subsidence from underground mining;
●	disputes over access and subsidence rights;

●	accidental mine water discharges, fires, gas inundations, explosions or similar mining accidents;

●	actions of state and federal authorities that regulate the operations;
●	delays, closures, or labor unavailability by third parties that transport coal shipments or other products; and

●	competition and/or conflicts with other natural resource extraction activities and production within our operating areas, such as coalbed methane extraction or oil and gas development.

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

We face risks related to the ongoing Russia-Ukraine war that began in February 2022. The extent and duration of the military conflict involving Russia and Ukraine, resulting sanctions and future market or supply disruptions in the region, are impossible to predict, but could be significant and may have a severe adverse effect on the region. Globally, various governments, such as the European Union, have banned imports from Russia including commodities such as natural gas and coal. These events significantly impacted coal markets by disrupting previously existing trading patterns. The resulting volatility, including market expectations of potential changes in coal prices and inflationary pressures on steel products, may significantly affect prices for our coal or the availability and cost of supplies and equipment.

Competition, including with respect to transportation, could put downward pressure on coal prices and, as a result, materially and adversely affect our revenues and profitability.

We have significant competition with producers of other fuels, such as natural gas and subsidized renewables. Despite the recent uptick, natural gas pricing has declined significantly in recent years and has historically been the main basis for setting the price of our domestic thermal product. Historically, declines in the price of natural gas have caused demand for coal to decrease and have adversely affected the price of our coal. Sustained periods of low natural gas prices have, coupled with social policy decisions, have also contributed to utilities phasing out or closing existing coal-fired power plants, and could reduce or eliminate construction of any new coal-fired power plants. This longer-term trend has, and could continue to have, a material adverse effect on demand and prices for our coal. Moreover, the construction of new pipelines and other natural gas distribution channels may increase competition within regional markets and thereby decrease the demand for and price of our thermal coal.

In addition to other fuel sources, we compete with numerous other domestic and foreign coal producers for domestic and international sales. Overcapacity and increased production within the coal industry, both domestically and internationally, and decelerating steel demand have at times, and could in the future, materially reduce coal prices and therefore materially reduce our revenues and profitability. In addition, our ability to ship our coal to international customers depends on port capacity, which is limited, and has come under heightened pressure recently, as a consequence of the COVID-19 pandemic. Increased competition within the coal industry for international sales could result in us not being able to obtain throughput capacity at port facilities, or the rates for such throughput capacity could increase to a point where it is not economically feasible to export our coal.

Our customers are continually evaluating alternative steel production technologies, which may reduce demand for our product.

Our principle product is a premium High-Vol metallurgical coal for blast furnace steel producers. Premium High-Vol metallurgical coal generally commands a significant price premium over other forms of coal because of its value in use in blast furnaces for steel production. Premium High-Vol metallurgical coal is a scarce commodity and has specific physical and chemical properties that can impact the efficiency of blast furnace operation. Alternative technologies are continually being investigated and developed with a view to reducing production costs or for other reasons, such as minimizing environmental or social impact. If competitive technologies emerge or are increasingly utilized that use other materials in place of our product or that diminish the required amount of our product, such as electric arc furnaces or pulverized coal injection processes, demand and price for our metallurgical coal might fall. Many of these alternative technologies are designed to use lower quality coals or other sources of carbon instead of higher cost High-Vol metallurgical coal. While conventional blast furnace technology has been the most economic large-scale steel production technology for several decades, and while emergent technologies typically take many years to commercialize, there can be no assurance that, over the longer -term, competitive technologies not reliant on High-Vol metallurgical coal could emerge which could reduce demand and price premiums for High-Vol metallurgical coal.

Our profitability depends upon the coal supply agreements we have with our customers. Changes in purchasing patterns in the coal industry could make it difficult for us to extend our existing coal supply agreements or to enter into new agreements in the future.

The success of our businesses depends on our ability to retain our current customers, renew our existing customer contracts and solicit new customers. Our ability to do so generally depends on a variety of factors, including the quality and price of our products, our ability to market these products effectively, our ability to deliver on a timely basis and the level of competition that we face. If current customers do not honor current contract commitments, or if they terminate agreements or exercise force majeure provisions allowing for the temporary suspension of their performance, our revenues will be adversely affected. Changes in the coal industry may cause some of our customers not to renew, extend or enter into new coal supply agreements or to enter into agreements to purchase fewer tons of coal or on different terms or prices than in the past. In addition, uncertainty caused by federal and state regulations, including under the U.S. Clean Air Act, could deter our customers from entering into coal supply agreements. Also, the availability and price of competing fuels, such as natural gas, as well as the use of tax incentives and public policy for renewable energy sources to deter coal consumption could influence the volume of coal a customer is willing to purchase under contract.

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

For the year ended December 31, 2022, we derived approximately 17% of our total coal revenues from sales to our three largest customers and approximately 42% of our total coal revenues from sales to our ten largest customers. If any of those customers, particularly any of our three largest customers, were to significantly reduce the quantities of coal it purchases from us, or if we are unable to sell coal to those customers on terms as favorable to us, it may have an adverse impact on the results of our business.

Disruptions in the quantities of coal purchased from other third parties could temporarily impair our ability to fill customer orders or increase our operating costs.

From time to time, we purchase coal from third parties that we sell to our customers. Operational difficulties at mines operated by third parties from whom we purchase coal, changes in demand from other coal producers and other factors beyond our control could affect the availability, pricing, and quality of coal purchased by us. Disruptions in the quantities of coal purchased by us could impair our ability to fill our customer orders or require us to purchase coal from other sources in order to satisfy those orders. If we are unable to fill a customer order or if we are required to purchase coal from other sources at higher prices and / or lower quality, in order to satisfy a customer order, we could lose existing customers and our operating costs could increase.

International growth in our sales adds new and unique risks to our business.

We have sales offices in Singapore and the United Kingdom. In addition, our international offices sell our coal to new customers and customers in new countries, which may present uncertainties and new risks. A majority of our metallurgical coal sales consist of sales to international customers, and we expect that international sales will continue to account for a larger portion of our revenue. A number of foreign countries in which we sell our metallurgical coal implicate additional risks and uncertainties due to the different economic, cultural and political environments. Such risks and uncertainties include, but are not limited to:

●	longer sales-cycles and time to collection;
●	tariffs and international trade barriers and export license requirements, including any that might result from the current global trade uncertainties;
●	different and changing legal and regulatory requirements;
●	potential liability under the U.S. Foreign Corrupt Practices Act of 1977, as amended, or comparable foreign regulations;
●	government currency controls;
●	fluctuations in foreign currency exchange and interest rates;
●	political and economic instability, changes, hostilities and other disruptions (including as a result of the COVID-19 pandemic and the Russia-Ukraine conflict); and
●	unexpected changes in diplomatic and trade relationships.

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

As of December 31, 2022, we had approximately $545.9 million in surety bonds backed by $68.0 million of letters of credit outstanding. Any further issuances of letters of credit to satisfy the increased collateral demands or any replacement surety bonds would immediately reduce the borrowing capacity under our credit facilities.  At December 31, 2022, the Company established a fund for asset retirement obligations and thus far has contributed $136 million that will serve to defease the long-term asset retirement obligation for its thermal asset base.

We may not have adequate insurance coverage for some business risks.

Our operations are generally subject to a number of hazards and risks that could result in personal injury or damage to, or destruction of, equipment, property or facilities. Depending on the nature and extent of a loss, the insurance that we maintain to address risks that are typical in our businesses may not be adequate or available to fully protect or reimburse us, or our insurance coverage may be limited, canceled or otherwise terminated. Insurance against some risks, such as liabilities for environmental pollution, or certain hazards or interruption of certain business activities, may not be available at an economically reasonable cost, or at all. Even if available, we may self-insure where we determine it is most cost effective to do so. As a result, despite the insurance coverage that we carry, accidents or other negative developments involving our production, mining, processing or transportation activities causing losses in excess of policy limits, or losses arising from events not covered under insurance policies, could have a material adverse effect on our financial condition and cash flows. The risk of increased insurance costs may have greater impact where the adverse event results in us asserting an insurance claim, the cost of which our insurers may seek to recoup during a future insurance renewal through increased premiums or limitations on coverage.

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

Thermal coal accounted for 90% of our coal sales by volume and 42% of the coal sales revenue during 2022. The majority of these sales were to electric power generators. The amount of coal consumed for electric power generation is affected primarily by the overall demand for electricity, the availability, quality and price of competing fuels (particularly natural gas) for power generation and governmental regulations which may dictate an alternate source of fuel regardless of economics. Overall economic activity and the associated demand for power by industrial users can have significant effects on overall electricity demand and can be impacted by a number of factors. An economic slowdown can significantly slow the growth of electricity demand and could result in reduced demand for coal. Weather patterns also greatly affect electricity demand. Extreme temperatures, both hot and cold, cause increased power usage and, therefore, increase generating requirements from all sources. Mild temperatures, on the other hand, result in lower electrical demand, which allows generators to choose the source of power generation that is most cost efficient.

Other sources of generation have the potential to displace coal-fueled generation, particularly from older, less efficient coal-powered generators and this has occurred to date. We expect that the new power plants constructed in the United States, to meet increasing demand for electricity generation, will not be fueled by coal, given the relative cost and permitting difficulties now associated with coal as compared to other sources of energy.  State and federal mandates for increased use of electricity from renewable energy sources also have an impact on the market for our coal. Several states have enacted legislative mandates requiring electricity suppliers to use renewable energy sources to generate a certain percentage of power. There have been numerous proposals to establish a similar uniform national standard, although none of these proposals have been enacted to date; however, the Biden Administration has set a goal of a carbon pollution-free power sector by 2035.  Additionally, many utilities have established their own emissions reduction goals, which may lead to the phase-out of coal-fired plants in favor of other energy sources.  The costs of certain renewable energy sources have become increasingly competitive to coal, and possible advances in technologies and incentives, such as tax credits, to enhance the economics of renewable energy sources, could make these sources even more competitive. Any reduction in the amount of coal consumed by electric power generators could reduce the price of coal that we mine and sell, thereby reducing our revenues and materially and adversely affecting our business and results of operations.

We have seen coal consumption impacted by poor rail service at our western mines and have seen customers forced to go into coal conservation mode.  Poor rail service not only impacts our shipments, but also could have a negative impact to the generating stations due to decreased reliability and higher costs.

If we or our service providers sustain cyber-attacks or other security incidents that involve unauthorized access to proprietary, confidential or personally identifiable information, or operational disruptions, we could be exposed to significant liability, reputational harm, loss of revenue, increased costs and material risks to our business and results.

We are dependent on information technology systems (“IT systems”) to operate our business and to comply with regulatory, legal and tax requirements. Some of these IT systems are owned and operated by us, but we also rely on many third-parties, such as services providers and others in the supply chain, for critical products and services, including but not limited to software and hardware.  In addition, in the ordinary course of our business, we and various third parties generate, collect, process, transmit and store data, such as proprietary business information and personally identifiable information.

As our dependence on digital technologies has increased, the risk of cyber incidents, including both deliberate attacks and unintentional events, also has increased. A cyber-attack may involve persons gaining unauthorized access to our IT systems or systems maintained on our behalf for purposes of gathering, monitoring, releasing, misappropriating or corrupting proprietary or confidential or personal information, or causing operational disruption. In addition, certain cyber incidents, such as surveillance and advanced persistent threats (referred to as “APTs”), may remain undetected for an extended period of time. We are in an industry and business involving energy-related assets, that is at a relatively greater risk of cyber-attacks by sophisticated adversaries, such as nation state actors, as compared to other targets in the United States.

We and certain of our service providers have, experienced and expect to continue to experience cyberattacks and other security incidents. To date, we have not experienced any material losses relating to such attacks or incidents. However, our IT systems and those of third parties are vulnerable to malicious and intentional cyberattacks involving malware and viruses, accidental or inadvertent incidents, the exploitation of security vulnerabilities or “bugs” in software or hardware, among other scenarios.  Both the frequency and magnitude of cyberattacks is expected to increase and attackers are becoming more sophisticated. As a result, we may be unable to anticipate, detect or prevent future attacks, particularly as the methodologies utilized by attackers change frequently or are not recognized until launched, and we may be unable to investigate or remediate incidents because attackers are increasingly using techniques and tools designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.  The COVID-19 pandemic has presented additional operational and cybersecurity risks due to continued work-from-home arrangements that have facilitated increased risk of social engineering events (for example phishing) and of the exploitation of vulnerabilities inherent in many non-corporate networks.

While we and our service providers have implemented various security controls and measures, cyberattacks and other security incidents could result in unauthorized access to our facilities or to information we are trying to protect, or cause significant operational or supply chain disruptions (for example, due to ransomware or denial-of-service attacks). Failure of our or our service providers’ IT systems, whether caused maliciously or inadvertently, may lead to unauthorized physical access to one or more of our facilities or locations, or electronic access to, or corruption or destruction or loss of, proprietary, confidential, or personally identifiable information and could result in, among other things, unfavorable publicity and reputational damage, litigation (including class actions), disruptions to our operations, loss of customers and financial obligations that may not be covered by our insurance for damages, regulatory investigations and enforcement, fines or penalties related to the theft, release or misuse of information, any or all of which could have a material adverse impact on our results of operations, financial condition or cash flow. In addition, as cyber threats continue to evolve, we may be required to expend significant additional resources to modify or enhance our protective measures or to investigate and remediate any system vulnerabilities or for compliance purposes. This is particularly the case given fast evolving legislative and regulatory changes to data privacy, data security and data protection laws globally.  Any losses, costs or liabilities directly or indirectly related to cyberattacks or similar incidents may not be covered by, or may exceed the coverage limits of, any or all of our applicable insurance policies.

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

Our ability to declare future dividends and make future share repurchases will depend on our future financial performance, which in turn depends on the successful implementation of our strategy and on financial, competitive, regulatory, technical and other factors, general economic conditions, demand and selling prices for our products, working capital adjustments, decisions related to the amount and timing of contributions to the thermal reclamation fund and other factors specific to our industry, many of which are beyond our control. Therefore, our ability to generate cash depends on the performance of our operations and could be limited by decreases in our profitability or increases in costs, regulatory changes, capital expenditures, debt servicing requirements or an increase in collateral requirements.

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

Our executive officers and other key personnel have significant experience in the coal business and the loss of certain of these individuals could harm our business. Moreover, there may be a limited number of persons with the requisite experience and skills to serve in our senior management positions. There can be no assurance that we will continue to be successful in attracting and retaining a sufficient number of qualified personnel in the future or that we will be able to do so on acceptable terms. The loss of key management personnel could harm our ability to successfully manage our business functions, prevent us from executing our business strategy and have a material adverse effect on our results of operations and cash flows.

The COVID-19 pandemic has adversely affected, and will continue to adversely affect, our business, financial condition, liquidity and results of operations.

The COVID-19 pandemic has resulted in a global health crisis that has adversely affected businesses, economies and financial markets worldwide. The full impact of COVID-19 is unknown and continues to rapidly evolve. While the outbreak appeared to be trending downward, particularly as vaccination rates increased, new variants of COVID-19 continue emerging, including the highly transmissible Delta variant and the newly discovered Omicron variant (currently a “variant of concern”), spreading throughout the United States and globally and causing significant uncertainty.

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

Coal contains impurities, including but not limited to sulfur, mercury, chlorine and other elements or compounds, many of which are released into the air when coal is combusted. The operations of our customers are subject to extensive environmental regulation particularly with respect to air emissions. For example, the federal Clean Air Act and similar state and local laws extensively regulate the amount of sulfur dioxide, particulate matter, nitrogen oxide, and other compounds emitted into the air from electric power plants, which are the largest end-users of our coal. A series of more stringent requirements relating to particulate matter, ozone, haze, mercury, sulfur dioxide, nitrogen oxide and other air pollutants may be developed and implemented. For instance, the Clean Power Plan promulgated under the Obama administration, would have severely limited emissions of carbon dioxide which would adversely affect our ability to sell coal. However, in April 2017, the EPA announced that it was initiating a review of the Clean Power Plan consistent with President Trump’s Executive Order 13783, and, in October 2017, the EPA published a proposed rule to formally repeal the Clean Power Plan. In June 2019, the EPA issued the final Affordable Clean Energy rule, which revised the agency’s interpretation of Clean Air Act section 111(d). In January 2021, the D.C. Circuit Court of Appeals vacated the Affordable Clean Energy rule and its implied repeal of the Clean Power Plan, remanding to the EPA for further proceedings. The Supreme Court then heard the case and decided against the EPA and the Clean Power Plan, holding that the EPA’s attempt to force an overall shift in power generation from higher-emitting to lower-emitting sources exceeded the EPA’s statutory authority. The EPA has not yet initiated a new rulemaking.

In addition, the change in presidential administration has resulted in a further shift in policy by the EPA. As explained above, in December 2015, the United States and 195 other countries (entered into the “Paris Agreement”) during the 21st Conference of the Parties to the United Nations Framework Convention on Climate Change, a long-term, international framework convention designed to address climate change over the next several decades. The Trump administration formally withdrew the United States from the Paris Agreement, effective November 2020. However, President Biden has recommitted the United States to the Paris Agreement and the United States has officially submitted to the United Nations a Nationally Determined Contribution of reducing its net greenhouse gas emissions by 50-52% below 2005 levels by 2030. Since then, the United States and other signatories to the Paris Agreement have taken further steps toward reducing greenhouse gas emissions and addressing climate change, as further discussed above.  The impacts of these orders, pledges, agreements and any legislation or regulation promulgated to fulfill the United States’ commitments under the Paris Agreement, the UN Framework Convention on Climate Change, or other international conventions cannot be predicted at this time. However, any efforts to control and/or reduce greenhouse gas emissions by the United States or other countries that have also pledged “Nationally Determined Contributions,” or concerted conservation efforts that result in reduced electricity consumption, could adversely impact coal prices, our ability to sell coal and, in turn, our financial position and results of operations.

In addition, a January 21, 2021 executive order from the Biden administration directed all federal agencies to review and take action to address any federal regulations, orders, guidance documents, policies and any similar agency actions promulgated during the prior administration that may be inconsistent with the administration’s policies. The executive order also established an Interagency Working Group on the Social Cost of Greenhouse Gases (“Working Group”), which is called on to, among other things, develop methodologies for calculating the “social cost of carbon,” “social cost of nitrous oxide” and “social cost of methane.” The Working Group published a Technical Support Document with interim values and initial recommendations in February 2021.  Building on the Working Group’s interim values for social cost of greenhouse gases, the EPA released for public review, in November 2022, a September 2022 draft report with a social cost of carbon of $190 per metric ton of carbon dioxide emitted in 2020 at a 2% discount rate. That figure is intended to be used to guide federal decisions on the costs and benefits of various policies and approvals, although such efforts have been the subject of a series of judicial challenges. At this time, we cannot determine whether the administration’s efforts on social cost or other interagency climate efforts will lead to any particular actions that give rise to a material adverse effect on our business, financial condition and results of operations. The Biden administration issued another executive order on January 27, 2021, that was specifically focused on addressing climate change. Further regulation of air emissions at the federal level, as well as uncertainty regarding the future course of federal regulation, could reduce demand for coal and negatively impact our financial position and results of operations.

In March 2021, the Biden Administration announced a framework for the "Build Back Better" agenda. The proposed framework included policies to address climate change across the federal government through the tax code, an energy efficiency and clean energy standard, and research and development, among other areas of focus.

"Build Back Better" has been on two tracks in Congress, with a bipartisan "infrastructure” bill that has passed in the Senate and House of Representatives and was signed into law on November 15, 2021, which includes climate provisions focused on transportation and resiliency and an expected multi-trillion-dollar budget social spending bill that is being advanced under the reconciliation process to address additional priorities, including the climate impacts of energy production. On August 16, 2022, President Biden signed into law the Inflation Reduction Act, which was originally introduced as an amendment to the Build Back Better Act, which will provide incentives and programs to a range of renewable energy, decarbonization, and energy efficiency projects. A Clean Electricity Standard, or similar program, remains a goal of the Biden Administration, despite an unclear political path forward, and we are closely monitoring both legislative and executive agency action.

We are also subject to state and local regulations, which may be more stringent than federal rules. For example, certain United States cities and states have announced their intention to satisfy their proportionate obligations under the Paris Agreement. In addition, almost one-half of states have taken measures to track and reduce emissions of greenhouse gases, and some states have elected to participate in voluntary regional cap-and-trade programs like the Regional Greenhouse Gas Initiative in the northeastern United States. Many State and local governments have also passed legislation and/or regulations requiring electricity suppliers to use renewable energy sources to generate a certain percentage of power, or provide financial incentives to electricity suppliers for using renewable energy sources. State and local governments may pass additional laws mandating the use of alternative energy sources, such as wind power and solar energy, or imposing additional costs on the use of coal for electricity generation which may decrease demand for our coal products. State and local commitments and regulations could have a material adverse effect on our business, financial condition and results of operations.

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

Global climate issues continue to attract significant public and scientific attention. For example, the Assessment Reports of the Intergovernmental Panel on Climate Change have expressed concern about the impacts of human activity, especially from fossil fuel combustion, on the global climate. As a result of the public and scientific attention, several governmental bodies increasingly are focusing on climate issues and, more specifically, levels of emissions of carbon dioxide from coal combustion by power plants. Although the Supreme Court held that the EPA did not have the statutory authority to issue the Clean Power Plan, there remains considerable political will for laws and regulations restricting emissions, including emissions from our industry and the industries of our customers. As such, the final status of any regulatory requirements is uncertain.

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

There have been recent efforts by members of the general financial and investment communities, such as investment advisors, sovereign wealth funds, public pension funds, universities and other groups, to divest themselves and to promote the divestment of securities issued by companies involved in the fossil fuel extraction market, such as coal producers. In California, for example, legislation was signed into law in October 2015 requiring California’s state pension funds to divest investments in companies that generate 50% or more of their revenue from coal mining. Also, in December 2017, the Governor of New York announced that the New York Common Fund would immediately cease all new investments in entities with “significant fossil fuel activities,” and the World Bank announced that it would no longer finance upstream oil and gas after 2019, except in “exceptional circumstances.” Other activist campaigns have urged banks to cease financing coal-driven businesses. As a result, numerous banks, other financing sources and insurance companies have taken actions to limit available financing and insurance coverage for the development of new coal-fueled power plants and coal mines and utilities that derive a majority of their revenue from thermal coal. However, various states have enacted, or are considering enacting, laws to sanction, or require public funds to divest from, financial institutions that restrict investments in fossil fuel companies based off of extra-regulatory environmental or social factors, or to require such institutions to provide “fair access” to financial services to companies regardless of industry. While similar regulations had been developed by the federal government under the Trump Administration, the Biden Administration has either suspended or repealed such rulemakings. For example, in November 2022, the Department of Labor published a final rule clarifying that consideration of environmental, social, and governance (“ESG”) factors in investment decisions is permissible for ERISA fiduciaries. As such, the final status of efforts to divest or promote the divestment from the fossil fuel extraction market is unclear, but any such efforts may adversely affect the demand for and price of our securities and impact our access to the capital and financial markets.

Additionally, in March 2022, the SEC proposed new rules relating to the disclosure of a range of climate-related risks and other information. To the extent this rule is finalized as proposed, we and/or our customers could incur increased costs related to the assessment and disclosure of climate-related information. Enhanced climate disclosure requirements could also accelerate any trend by certain stakeholders and capital providers to restrict or seek more stringent conditions with respect to their financing of certain carbon intensive sectors.

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

Certain financial institutions, including banks and insurance companies, have taken actions to limit available financing, insurance and other services to entities that produce or use fossil fuels. Additionally, some investors and financial institutions use ESG or sustainability scores, ratings and benchmarking studies provided by various organizations that assess corporate performance and governance related to environmental and social matters, including climate change, in making their financing and voting decisions. Companies in the energy industry, and in particular those focused on coal, natural gas or petroleum extraction and refining, often have lower ESG or sustainability scores compared to companies in other industries. These lower scores may have adverse consequences including, but not limited to:

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

ESG expectations, including both the matters in focus and the management of such matters, continue to evolve rapidly. For example, in addition to climate change, there is increasing attention on topics such as diversity and inclusion, human rights, and human and natural capital, in companies’ own operations as well as their supply chains. In addition, perspectives on the efficacy of ESG considerations continue to evolve, and we cannot currently predict how regulators’, investors’ and other stakeholders’ views on ESG matters may affect the regulatory and investment landscape and affect our business, financial condition, and results of operations.  While we may publish voluntary disclosures regarding ESG matters or take other actions from time to time, in an effort to improve the ESG profile of our operations or products, we cannot guarantee that these efforts will have the desired effect. For example, our voluntary disclosures may include statements based on assumptions, estimates or third-party information we currently believe to be reasonable but which may subsequently be considered to be erroneous or misinterpreted. If we do not, or are perceived to not, adapt or comply with investor or stakeholder expectations and standards on ESG matters, we may suffer from reputational damage and our business, financial condition and results of operations could be materially and adversely affected. Any reputational damage associated with ESG factors may also adversely impact our ability to recruit and retain employees and customers. In addition, we anticipate that there may be increased levels of regulation, disclosure-related and otherwise, with respect to ESG matters, which will likely lead to increased compliance costs, as well as scrutiny that could heighten all of the risks identified in this risk factor. Such ESG matters may also affect our suppliers or customers, which could augment or cause additional impacts to our business or operations.

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

The conduct of our businesses is subject to various laws and regulations administered by federal, state and local governmental agencies in the United States. These laws and regulations may change, sometimes dramatically, as a result of political, economic or social events or in response to significant events. Environmental and other non-governmental organizations and activists, many of which are well funded, continue to exert pressure on regulators and other government bodies to enact more stringent laws and regulations. For instance, increasing attention to global climate change has resulted in an increased possibility of governmental investigations and, potentially, private litigation against us and our customers. For example, claims have been made against certain energy companies alleging that greenhouse gas emissions constitute a public nuisance or that such companies have been aware of the adverse effects of greenhouse gas emissions for some time but failed to adequately disclose such impacts to consumers or investors.  While our business is not a party to any such litigation, we could be named in actions making similar allegations. Moreover, the proliferation of successful climate change litigation could adversely impact demand for coal and ultimately have a material adverse effect on our business, financial condition and results of operations. Changes in the legal and regulatory environment in which we operate may impact our results, increase our costs or liabilities, complicate or limit our business activities or result in litigation. Such legal and regulatory environment changes may include changes in such items as: the processes for obtaining or renewing permits; federal Lease By Application (“LBA”) programs; costs associated with providing healthcare benefits to employees; health and safety standards; accounting standards; disclosure requirements; taxation requirements; competition laws; and trade policies, including policies concerning tariffs, quotas, trade barriers and other trade protection measures.

Risks Related to Income Taxes

Our ability to use net operating losses is subject to a current limitation, and may be subject to additional limitations in the future.

The ability to use our net operating losses (“NOLs”) in existence immediately prior to our emergence from bankruptcy in 2016 has been limited by the “ownership change” under Section 382 of the Internal Revenue Code (the “Code”) that occurred as a result of such emergence (the “Emergence Ownership Change”). NOLs generated after the Emergence Ownership Change are generally not subject to limitations, except as noted below.

For U.S. federal income tax purposes, NOLs generated in taxable years beginning after December 31, 2017 are not subject to expiration; however, such NOLs are limited to offsetting 80% of our U.S. federal taxable income in any taxable year beginning after December 31, 2022.

If we undergo an additional “ownership change” under Section 382 of the Code (very generally defined as a greater than 50% change, by value, in equity ownership by certain shareholders or groups of shareholders over a rolling three-year period), such ownership change may impose further limitations on our ability to use any NOLs in existence immediately prior to such ownership change. We may experience ownership changes as a result of subsequent shifts in our stock ownership. Future legal or regulatory changes could also limit our ability to utilize our NOLs. To the extent we are not able to offset future taxable income with our NOLs, our net income and cash flows may be adversely affected.

U.S. tax legislation may materially adversely affect our financial condition, results of operations and cash flows.

Our consolidated effective income tax rate could be materially adversely affected by changing tax laws and regulations (such as the recent enactment of the Inflation Reduction Act which, among other changes, introduced a 15% corporate minimum tax on certain United States corporations and a 1% excise tax on certain stock repurchases by United States corporations) or the interpretation thereof, the practices of tax authorities in jurisdictions in which we operate, and the resolution of issues arising from tax audits or examinations and any related interest or penalties.

We are unable to predict what tax reforms may be proposed or enacted in the future or what effect such changes would have on our business, but such changes, to the extent they are brought into tax legislation, regulations, policies or practices in jurisdictions in which we operate, could adversely affect our future results of operations, reduce post-tax returns to our stockholders and increase the complexity, burden and cost of tax compliance.

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

The qualified persons that have reviewed and approved the scientific and technical information contained in this annual report are identified in the footnotes to the tables summarizing the mineral reserves and resources estimates below.  Our coal reserve estimates at December 31, 2022 were prepared by our engineers and geologists and reviewed by

Weir International, Inc. and Marshall Miller and Associates, Inc., which are third party mining and geological consultants. Internally qualified personnel were used for all non-material properties and selected resources.

Refer to Item 1. Business “Our Mining Operations” for further discussion regarding our active mining complexes as of December 31, 2022, including the total tons sold associated with these complexes, mining type, mining equipment, location, existing infrastructure, total cost of property, plant and equipment of each mining complex.

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

We periodically revise our reserves and resources estimates when we have new geological data, economic assumptions or mining plans. During 2022, we performed an analysis of our reserves and resources estimates for certain operations, which is reflected in new estimates as of December 31, 2022. Reserves and resource estimates for each operation assume that we either have or expect to obtain all the necessary rights and permits to mine, extract and process mineral reserves or resources at each mine. Certain figures in the tables, discussions and notes have been rounded. For a description of risks relating to our estimates of mineral reserves and resources, see our “Risk Factors” within Item 1A.

Our Properties

The following table provides a summary of information regarding our active mining complexes as of December 31, 2022:

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

At December 31, 2022, we owned or controlled, primarily through long-term leases, approximately 28,292 acres of coal land in Ohio, 952 acres of coal land in Maryland, 10,095 acres of coal land in Virginia, 303,263 acres of coal land in West Virginia, 81,450 acres of coal land in Wyoming, 234,087 acres of coal land in Illinois, 33,047 acres of coal land in Kentucky, 362 acres of coal land in Montana, 248 acres of coal land in Pennsylvania, and 19,018 acres of coal land in Colorado. In addition, we also owned or controlled through long-term leases smaller parcels of property in Alabama, Indiana, Washington, Arkansas, California, Utah and Texas. We lease approximately 57,863 acres of our coal land from the federal government and approximately 15,318 acres of our coal land from various state governments. Certain of our preparation plants or loadout facilities are located on properties held under leases which expire at varying dates over the next 30 years. Most of the leases contain options to renew. Our remaining preparation plants and loadout facilities are located on property owned by us or for which we have a special use permit.

Our executive headquarters occupies leased office space at 1 CityPlace Drive, in St. Louis, Missouri. Our subsidiaries currently own or lease the equipment utilized in their mining operations. You should see Item 1, “Our Mining Operations” for more information about our mining operations, mining complexes and transportation facilities.

Our Coal Reserves

We estimate that we owned or controlled approximately 0.9 billion tons of recoverable mineral reserves and 1.2 billion tons of measurable and indicated resources at December 31, 2022. Our coal reserve estimates at December 31, 2022 were prepared by our engineers and geologists and reviewed by Weir International, Inc., a mining and geological consultant. Our coal reserve estimates are based on data obtained from our drilling activities and other available geologic data. Our coal reserve estimates are periodically updated to reflect past coal production and other geologic and mining data. Acquisitions or sales of coal properties will also change these estimates. Changes in mining methods or the utilization of new technologies may increase or decrease the recovery basis for a coal seam.

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

The following table shows our estimates of Mineral Reserves as of December 31, 2022 prepared in accordance with Subpart 1300 of Regulation S-K.

Total Mineral Reserves

(Tons in millions)

		Recoverable Mineral Reserves
	Representative Coal Quality	(million tons)
Product / Region / Mine		Proven	Probable	Total
Metallurgical Coal
Central Appalachia
Beckley	1	17.2	2.4	19.6
Mountain Laurel	3	9.2	7.5	16.7
VA, Royalty	2	0.6	—	0.6
Total Central Appalachia		27.0	9.9	36.9

Northern Appalachia
Leer	3	15.3	27.1	42.4
Leer South	3	49.7	16.9	66.6
Other Northern Appalachia	3	47.7	31.0	78.7
Total Northern Appalachia		112.7	75.0	187.7

Total Metallurgical Coal		139.7	84.9	224.6

Thermal Coal
Colorado	4	43.5	4.6	48.1
Illinois Basin, Royalty	5	141.0	34.0	175.0
Wyoming
Black Thunder	6	475.0	5.0	480.0
Total Wyoming		475.0	5.0	480.0

Total Thermal Coal		659.5	43.6	703.1

Total Coal		799.2	128.5	927.7

(1)	Low-Vol
(2)	Mid-Vol
(3)	High-Vol
(4)	11,500 BTU/lbs.; 0.92 lbs. SO2/MMBTU
(5)	11,200 BTU/lbs.; 4.95 lbs. SO2/MMBTU
(6)	8900 BTU/lbs.; 0.67 lbs. SO2/MMBTU
(7)	The Mineral Reserve estimates with respect to our mines have been prepared by the qualified persons referred to herein.

The following table shows our estimates of Mineral Resources as of December 31, 2022 prepared in accordance with Subpart 1300 of Regulation S-K.

Total Mineral Resources

(Tons in millions)

		In-Place Mineral Resources (million tons)
Product / Region / Mine	Representative Coal Quality	Measured	Indicated	Measured + Indicated	Inferred
Metallurgical Coal
Central Appalachia
Mountain Laurel	3	2.5	17.6	20.1	22.7
VA, Royalty	2	16.3	—	16.3	—
Total Central Appalachia		18.8	17.6	36.4	22.7

Northern Appalachia
Leer	3	2.8	11.7	14.5	4.9
Leer South	3	8.9	4.0	12.9	—
Other Northern Appalachia	3	82.9	110.0	192.9	0.9
Total Northern Appalachia		94.6	125.7	220.3	5.8

Total Metallurgical Coal		113.4	143.3	256.7	28.5

Thermal Coal
Illinois Basin
Macoupin County, IL	4	—	170.6	170.6	—
Other Illinois Basin	5	21.4	106.0	127.4	56.2
Total Illinois Basin		21.4	276.6	298.0	56.2
Wyoming
Black Thunder	6	200.0	5.0	205.0	—
Coal Creek	7	129.1	1.2	130.3	—
Other Campbell County	8	266.0	10.4	276.4	—
Total Wyoming		595.1	16.6	611.7	—

Total Thermal Coal		616.5	293.2	909.7	56.2

Total Coal		729.9	436.5	1,166.4	84.7

(1)	Low-Vol
(2)	Mid-Vol
(3)	High-Vol
(4)	11,565 BTU/lbs, 9.7 lbs. SO2/MMBTU
(5)	10,200 - 11,900 BTU/lbs; 6.1 - 9.7 lbs. SO2/MMBTU
(6)	8985 BTU/lbs.; 0.6 lbs. SO2/MMBTU
(7)	8175 BTU/lbs.; 0.8 lbs. SO2/MMBTU
(8)	8200 - 9100 BTU/lbs.; 0.6 - 0.9 lbs. SO2/MMBTU
(9)	The estimation of Mineral Resources involves assumptions about future commodity prices and technical mining matters. Resources are not mineral reserves and do not have demonstrated economic viability.

Federal and state legislation controlling air pollution affects the demand for certain types of coal by limiting the amount of sulfur dioxide which may be emitted as a result of fuel combustion and encourages a greater demand for low-sulfur coal. All of our identified coal reserves have been subject to preliminary coal seam analysis to test sulfur content. Of these reserves, approximately 58% consist of compliance coal, or coal which emits 1.2 pounds or less of sulfur dioxide per million Btus upon combustion, while an additional approximately 11% could be sold as low-sulfur coal. The balance is classified as high-sulfur coal. Most of our reserves are suitable for the domestic steam coal markets. A substantial portion of the low-sulfur and compliance coal reserves at a number of our Appalachian mining complexes may also be used as metallurgical coal.

The carrying cost of our coal reserves at December 31, 2022 was $244.0 million, consisting of $4.6 million of prepaid royalties and a net book value of coal lands and mineral rights of $239.4 million.

Our coal reserve and resource estimates are updated periodically to reflect coal production, acquisitions and dispositions of mineral interests, new drilling, mine or geological data, and changes in regulations, market conditions or other economic factors. As coal seams in the United States have been mined for many years and are well established, we do not conduct material exploration activity. However, we periodically conduct drilling of additional core holes to provide additional geological evidence as part of our routine mine permitting and planning processes. The following is a summary of the changes in our coal reserves and resources for the year-ended December 31, 2022:

Change in Coal Reserves (Tons in millions)
Mine	Coal Reserves	Acquired/Leased	Production	Change in Mine Plan	Other	Coal Reserves
Product / Region / Mine
Metallurgical Coal
Central Appalachia
Beckley	17.6	2.8	(1.0)	-	0.2	19.6
Mountain Laurel	17.8	-	(0.7)	(0.3)	(0.1)	16.7
VA, Royalty	0.7	-	(0.1)	-	-	0.6
Total Central Appalachia	36.1	2.8	(1.8)	(0.3)	0.1	36.9

Northern Appalachia
Leer	44.4	-	(4.0)	0.1	1.9	42.4
Leer South	64.5	3.3	(2.3)	1.0	0.1	66.6
Other Northern Appalachia	78.5	0.2	-	-	-	78.7
Total Northern Appalachia	187.4	3.5	(6.3)	1.1	2.0	187.7

Total Metallurgical Coal	223.5	6.3	(8.1)	0.8	2.1	224.6

Thermal Coal
Colorado	51.9	-	(4.3)	-	0.5	48.1
Illinois Basin, Royalty	178.6	-	(3.2)	-	(0.4)	175.0
Wyoming
Black Thunder	545.0	-	(62.3)	-	(2.7)	480.0
Total Wyoming	545.0	-	(62.3)	-	(2.7)	480.0

Total Thermal Coal	775.5	-	(69.8)	-	(2.6)	703.1

Total Coal	999.0	6.3	(77.9)	0.8	(0.5)	927.7

Change in Coal Resources (Tons in millions)
Mine	Coal Resources	Acquired/Leased	Production	Change in Mine Plan	Other	Coal Resources
Product / Region / Mine
Metallurgical Coal
Central Appalachia
Mountain Laurel	43.3	-	-	-	(0.5)	42.8
VA, Royalty	10.3	-	-	-	6.0	16.3
Total Central Appalachia	53.6	-	-	-	5.5	59.1

Northern Appalachia
Leer	18.9	-	-	-	0.5	19.4
Leer South	12.9	-	-	-	-	12.9
Other Northern Appalachia	196.6	-	-	-	(2.8)	193.8
Total Northern Appalachia	228.4	-	-	-	(2.3)	226.1

Total Metallurgical Coal	282.0	-	-	-	3.2	285.2

Thermal Coal
Illinois Basin
Macoupin County, IL	170.6	-	-	-	-	170.6
Other Illinois Basin	183.6	-	-	-	-	183.6
Total Illinois Basin	354.2	-	-	-	-	354.2
Wyoming
Black Thunder	205.0	-	-	-	-	205.0
Coal Creek	134.7	-	(4.4)	-	-	130.3
Other Campbell County	276.4	-	-	-	-	276.4
Total Wyoming	616.1	-	(4.4)	-	-	611.7

Total Thermal Coal	970.3	-	(4.4)	-	-	965.9

Total Coal	1,252.3	-	(4.4)	-	3.2	1,251.1

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

The following table shows our estimates of Mineral Reserves as of December 31, 2022 prepared in accordance with Subpart 1300 of Regulation S-K for our material mining properties:

	Recoverable Mineral Reserves (As-Received)
	(million tons)				Percentage
Product / Region / Mine	Proven	Probable	2022 Total	2021 Total	Change	Notes
Metallurgical Coal
Northern Appalachia
Leer	15.3	27.1	42.4	44.4	(4.5)%	1,2
Leer South	49.7	16.9	66.6	64.5	3.3%	1,2

Thermal Coal
Wyoming
Black Thunder	475.0	5.0	480.0	545.0	(11.9)%	1,2
(1)	Year 2022 production
(2)	Modifications to Life of Mine Plan

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

Leer is mining the Lower Kittanning Seam and parting interval within the seam utilizing continuous miners to develop longwall panels to be mined using a longwall mining system. Leer is primarily sold as High-Vol A, and is part of approximately 93,300 acres that is considered our Tygart Valley area. Leer develops longwall districts (sets of adjacent longwall panels) with alphabetic designations.

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

All the production is processed through a 1,400 ton-per-hour preparation plant and loaded on the CSX railroad. A 15,000-ton train can be loaded in less than four hours. Sources of electrical power, water, supplies, and materials are readily available. Electrical power is provided to the mines and facilities by regional utility companies. Water is supplied by public water services, surface impoundments, or water wells. Leer is projected to employ a maximum of 508 personnel over the life of mine plan and Leer employed approximately 520 personnel at the end of 2022. The hourly labor force remains non-union and no change in this labor arrangement is anticipated in the short term. The total cost of Leer and its associated plant and equipment as of December 31, 2022 is approximately $325.3 million.

Leer South

Leer South is located at approximately 39° 11' 55.0572'' N Latitude and 80° 3' 33.5088'' W Longitude, which is approximately located near Barbour, Harrison, and Taylor Counties in West Virginia. Leer South office is located north of the town of Philippi, the county seat of Barbour County, West Virginia. The nearest cities are Clarksburg and Bridgeport, approximately 17 miles to the northwest. The city of Buckhannon is located 26 miles to the south of the mine. Charleston, the state capital of West Virginia, is located approximately 136 miles southwest of the Property.

Pennsylvania
Ohio
West Virginia
Kentucky
Virginia
Waynesburg
Smithfield
Point Marion
Morgantown
Monongalia County
Marion County
Wetzel County
Tyler County
Preston County
Taylor County
Grafton
Lower Kittanning
Reserves
Harrison County
Doddridge County
Clarksburg
Leer South
Preparation Plant
Philippi
Clarion
Reserves
Barbour County
Tucker County
Ritchie County
Weston
Lewis County
Buckhannon
Gilmer County
Upshur County
Webster County
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

Underground infrastructure has recently been upgraded to accommodate the addition of longwall mining in the Lower Kittanning Seam. Highlights include: The belt haulage has been upgraded on the main slope, belt infrastructure has been upgraded to accommodate increased tonnages from all Lower Kittanning sections to the main slope. A rail system has been added as a transport method for personnel, equipment, and supplies. Three slopes have been driven from the Clarion Seam to the overlying Lower Kittanning Seam. A coal storage bunker system has been constructed at the Lower Kittanning Seam interface. A ventilation shaft has been added to supply intake air from the Clarion workings and return air to the surface. A power upgrade has occurred including a new 138,000-volt substation and tap to the utility. A bath house addition constructed adjacent to the existing facility to accommodate the larger workforce. A bleeder shaft and fan has been installed to support the initial longwall mining district in the Lower Kittanning seam. Plant and coal handling facilities were upgraded to handle longwall volumes and include a 1,600 ton-per-hour preparation plant located near the mine, as well as a loadout facility served by the CSX railroad and connected to the plant by a 4,000 ton-per-hour conveyor system. The loadout facility is capable of loading a 15,000 ton unit train in less than four hours. The total cost of Leer South and its associated plant and equipment as of December 31, 2022 is approximately $664.7 million. Sources of electrical power, water, supplies, and materials are readily available. Electrical power is provided to the mines and facilities by regional utility companies. Water is supplied by public water services, surface impoundments, or water wells. A total of approximately 600 non-unionized salary and hourly employees are assigned to Leer South.

Black Thunder

Black Thunder is located at approximately 43° 41' 49.8012'' N Latitude and 105° 17' 20.3496'' W Longitude, which is approximately 50 miles south of Gillette, Wyoming in Campbell County, within the PRB coal producing region of the United States.  The United States Geological Survey (USGS) 7.5-minute quadrangle map sheets, upon which the Black Thunder can be found, are Hilight, Open A Ranch, Reno Reservoir, Piney Canyon NW, Teckla and Piney Canyon SW.  The Black Thunder permit area includes approximately 35,300 acres of controlled mineral property.

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
UNITED STATES
Denver
N
Crook County
Wind Creek
Buffalo Creek
Crook County
Weston County
Raven Creek
Buffalo Creek
5246 ft
5066 ft
FIDDL CREEK FIEL
Campbell County
Weston County
Wright
Black Thunder Mine
CLARETON OIL FIELD
5287 ft
FROG CREEK OIL FIELD
Campbell County
Converse County
Weston County
Niobrara County
RED HILLS
0 2.5 5 10 15 20
Miles
Figure 1.1-1
Black Thunder Mine
Campbell County Wyoming
General Location Map
Prepared For
Arch Resources, Inc.
WEIR
Weir International, Inc.
Mining, Geology and Energy Consultants

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

Mine facilities built by Atlantic Richfield Company included a rail spur and loadout loop, a loadout with two 12,500-ton silos, a 100,000-ton slot storage barn, two crusher locations, a coal analysis lab, maintenance shop, warehouse, bathhouse, reclamation shop, and an administrative building.  Initial pit development was conducted with truck/shovel mining equipment, but ARCO subsequently added three draglines by the time the mine was acquired by Arch.  The Jacobs Ranch Mine also constructed mine facilities similar to those constructed by ARCO, however, as time progressed and mining moved farther west, these facilities, including the loadout, have been idled.  The Jacobs Ranch Mine was historically one of the larger truck/shovel mines until a Bucyrus-Erie 2570W dragline with a 121 cubic yard bucket was brought on-line in 2006.  Water is supplied by public water services, surface impoundments, or water wells.  Black Thunder  staffing includes approximately 1,010 non-unionized employees and will range from 1,078 employees to 259 employees once the mine is near the end of life.  The total cost of Black Thunder and its associated plant and equipment as of December 31, 2022 is approximately $230.5 million.

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

At December 31, 2022, approximately 33% of our coal reserves were held in fee, with the balance controlled by leases, most of which do not expire until the exhaustion of mineable and merchantable coal. Under current mining plans, substantially all reported leased reserves will be mined out within the period of existing leases or within the time period of assured lease renewals. Royalties are paid to lessors either as a fixed price per ton or as a percentage of the gross sales price of the mined coal. The majority of the significant leases are on a percentage royalty basis. In some cases, a payment is required, payable either at the time of execution of the lease or in annual installments. In most cases, the prepaid royalty amount is applied as a credit against future production royalty obligations.

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

We leased approximately 72,541 acres of property to other coal operators in 2022. We received royalty income of $6.0 million during 2022 from the mining of approximately 3.1 million tons, $5.2 million during 2021 from the mining of approximately 2.9 million tons and $5.7 million during 2020 from the mining of approximately 1.7 million tons on those properties. We have included reserves at properties leased by us to other coal operators in the reserve figures set forth in this report.

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

ITEM 4. MINE SAFETY DISCLOSURES.

The statement concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Annual Report on Form 10-K for the period ended December 31, 2022.

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

Holders of our common stock are entitled to receive dividends when they are declared by our Board of Directors. We paid dividends on our common stock totaling $456.4 million in 2022, or $25.11 per share. There is no assurance as to the amount or payment of dividends in the future because they will be subject to ongoing Board review and authorization will be based on a number of factors, including business and market conditions, the Company’s future financial performance and other capital priorities.

Stockholder Return Performance Presentation

The following graph compares the cumulative five year total return of holders of Arch Resources, Inc.’s common stock with the cumulative total returns of the S&P Midcap 400 index and the S&P Metals and Mining Select Industry index. The graph assumes that the value of the investment in our common stock, the S&P Midcap 400 index, and the S&P Metals and Mining Select Industry index (including reinvestment of dividends) was $100 on December 31, 2017 and tracks it through December 31, 2022.

In 2020, the Dow Jones US Coal Index was discontinued. To mitigate the impact of these fluctuations and provide more consistency to the performance graph disclosure year after year, in 2022, we elected to replace the Dow Jones US Coal Index with the S&P Metals Mining Select Industry Index for disclosure purposes.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$250
$200
$150
$100
$50
$0
12/17
3/18
6/18
9/18
12/18
3/19
6/19
9/19
12/19
3/20
6/20
9/20
12/20
3/21
6/21
9/21
12/21
3/22
6/22
9/22
12/22
Arch Resources, Inc.
S&P Midcap 400
S&P Metals & Mining Select

*$100 invested on 12/31/17 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2023 Standard & Poor's, a division of S&P Global. All rights reserved.

	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22

Arch Resources, Inc.	100.00	90.71	80.16	49.43	103.45	189.73
S&P Midcap 400	100.00	88.92	112.21	127.54	159.12	138.34
S&P Metals and Mining Select Industry	100.00	73.95	84.91	98.87	133.95	151.98

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

During 2022, the Company repurchased 1,118,457 shares at an average price of $141.97 for an aggregate purchase price of approximately $158.8 million. As of December 31, 2022, the Company had repurchased 11,206,835 shares at an average share price of $87.99 per share for an aggregate purchase price of approximately $986.1 million since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program is approximately $341.2 million.

A summary of our common stock repurchases during the three months ended December 31, 2022 is set forth in the table below:

				Approximate
			Total Number of	Dollar Value of
			Shares	Shares that May
			Purchased as	Yet Be
	Total Number		Part of Publicly	Purchased
	Shares	Average Price	Announced	Under the Plan
Date	Purchased	Paid per Share	Plans	(in thousands)
October 1 through October 31, 2022	157,234	$139.90	157,234	$420,505
November 1 through November 30, 2022	263,634	$151.90	263,634	$380,459
December 1 through December 31, 2022	268,725	$146.05	268,725	$341,211
Total	689,593	$146.89	689,593

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Our results for the year ended December 31, 2022 benefited from strong global metallurgical and thermal coal markets. The year was impacted by numerous events, particularly the Russian invasion of Ukraine, the related European energy crisis, the continued suspension of purchases of Australian coal by China, and general inflationary pressure followed by tighter monetary policies from many nations’ central banks designed to curb inflation. These events continue to evolve and impact our business environment. Global economic growth was negatively impacted, particularly in Europe, but supply constraints supported global metallurgical and thermal coal markets.

On February 24, 2022, Russia invaded Ukraine. Among the many humanitarian and economic impacts from the invasion, the significant disruption in global coal and energy supplies has had a significant upward impact on both coking and thermal coal indices. Russia was the third largest coal supplier to the international markets in 2021, and bans on the import of Russian coal by the European Union, the United Kingdom, Japan, and other nations continue to disrupt previously existing trading patterns, creating logistical issues, and pressuring availability of supply to these markets. In particular, the European Union’s ban on importation of Russian coal, which became effective on August 10, 2022, and the related restriction of Russian natural gas supplies into Europe, has contributed to historically high thermal coal prices in the international markets. During the second half of 2022, reduced global demand for finished steel products led to declines in coking coal indices from the historical highs reached in the first half of the year. However, supply constraints and support from thermal coal markets, partially offset the reduction in demand for coking coal. Coking coal indices fluctuated over the second half of 2022, but remained above long-term historical averages. At times during the second half of 2022, values of certain indices for high quality thermal coal exceeded values of coking coal indices. This inversion of the historical price relationship allowed us to direct some coking quality products into thermal markets on economically favorable terms. As always, we plan to direct our products to the markets that offer us the greatest value, while honoring all of our existing commitments.

As expected, the December 30, 2021 explosion at the Curtis Bay Terminal, one of two United States East Coast terminals we utilize to export our coking coal product overseas, coupled with the increased COVID-19 case rates and general labor shortages experienced by our rail service providers, negatively impacted our volume of coking coal shipments in the first quarter of 2022. Rail service in our Metallurgical Segment has improved since the first quarter of 2022. Unfortunately, production issues, particularly at our Leer South operation, constrained our shipment volumes in the second half of 2022. These production issues are discussed further in the “Operational Performance” section of this Annual Report on Form 10-K. We continue to work diligently with our rail service provider on logistics, and to manage the internal production issues we have encountered, to meet our annual shipment volume forecasts.

Since the fourth quarter of 2020, China had effectively banned the import of coking coal and thermal coal, among other export products, from Australia, the largest global exporter of coking coal. Currently, it appears that China has at least partially lifted this ban on Australian coal for specific domestic end users. The lifting of this ban, partially or possibly in total, will once again impact trade patterns, and add volatility to international coking and thermal coal markets as they adjust to the new reality. During 2022, Russian coking coal, offered at discounts to published indices, has become a larger share of Chinese and Indian imports, but logistical, financial, and quality constraints exist as potential barriers to further increase in Russian supplies to these markets. In 2022, Australian coking coal supply has declined compared to 2021, and North American coking coal supply increased only marginally, despite coking coal prices staying persistently above long-term historical averages.

Some new coking coal supply has been added to the market, in particular, our new Leer South longwall operation. However, production and logistical disruptions, continue to constrain supply. The duration of specific supply disruptions is unknown. We believe that underinvestment in the sector in recent years underlies both the current and longer-term market dynamics. Underinvestment in the sector appears likely to persist, despite favorable markets, as government policies, including the significantly increased royalty structure in Queensland Australia, and diminished access to traditional capital markets, limits investment in the sector. In the current environment, we expect coking coal prices to remain volatile. Reduced demand for finished steel products and expectations for further reductions may put downward pressure on coking coal indices in the near term. Longer term, we believe continued limited global capital investment in new coking coal production capacity, normal reserve depletion, and an eventual return to economic growth will provide support to coking coal markets.

Domestic thermal coal consumption remained supported by high natural gas prices throughout the year ended December 31, 2022. Our thermal segment shipment volume increased versus the prior year. However, the increase was all in the first half of 2022, while second half of 2022 thermal shipment volume was negatively impacted by rail service constraints that grew progressively worse through the end of 2022. We continue to work diligently with our thermal rail service providers to improve logistical performance. Longer term, we continue to believe thermal coal demand in the United States will remain pressured by continuing increases in subsidized renewable generation sources, particularly wind and solar, and planned retirements of coal fueled generating facilities. Recently, domestic natural gas prices have declined to levels that discourage economic dispatch of some coal fired electricity generation. Despite this, we believe coal generator stockpiles are likely below desired levels at many United States power stations, and we believe some domestic coal plants had been operating at reduced levels to conserve coal stockpiles despite the favorable economic opportunity of increasing generation that existed until recently. Certain of our customers have deferred significant 2022 contracted volumes into 2023 and beyond, due to lack of adequate rail service. In the wake of the Russian invasion of Ukraine, and the associated disruption of European natural gas supplies, international thermal coal market indices increased, and have remained well above historical averages, despite recently coming off historical highs.

We continue to pursue strategic alternatives for our thermal assets, including, among other things, potential divestiture. We are concurrently shrinking our operational footprint at our thermal operations. During the year ended December 31, 2022, we completed approximately $7.2 million of Asset Retirement Obligation (ARO) work at these operations, compared to approximately $33.5 million in the year ended December 31, 2021. During the year ended December 31, 2022 we contributed $116 million to a fund to pay for future ARO costs at our thermal operations, bringing total contributions to $136 million. We plan to continue to grow this self-funding mechanism, although at a much slower rate, for our long-term reclamation ARO liabilities at our thermal operations. For further information on this fund, see Note 15, “Asset Retirement Obligations” to the Consolidated Financial Statements. During the years ended December 31, 2022 and 2021, we exercised our operational flexibility to maximize cash generation from our thermal operations, and plan to do so again in the coming year. Longer term, we will maintain our focus on aligning our thermal production rates with the expected secular decline in domestic thermal coal demand and viable export opportunities, while adjusting our thermal operating plans to minimize future cash requirements and maintain flexibility to react to short-term market fluctuations. We continue to streamline our entire organizational structure to reflect our long-term strategic direction as a leading producer of metallurgical products for the steelmaking industry.

During the fourth quarter of 2021, we sold our 49.5% equity interest in Knight Hawk Holdings, LLC. For further information on the sale of and our prior equity investment in Knight Hawk Holdings, LLC, please see Note 4, “Divestitures”, and Note 10, “Equity Method Investments and Membership Interests in Joint Ventures” to the Consolidated Financial Statements.

COVID-19

In the first quarter of 2020, COVID-19 emerged as a global pandemic. The responses to the COVID-19 outbreak included actions that have a significant impact on domestic and global economies, including travel restrictions, gathering bans, stay at home orders, and many other restrictive measures. Currently, many, but not all, jurisdictions globally have reduced or eliminated these restrictions. All of our operations remain classified as essential in the states in which we operate. We instituted many policies and procedures, in alignment with CDC guidelines along with state and local mandates, to protect our employees during the COVID-19 outbreak. We continually evaluate our policies and procedures, in accordance with CDC, state, and local guidelines, and make any necessary adjustments to respond to the particular circumstances in the areas in which we operate. We recognize that the COVID-19 outbreak and responses thereto also have the potential to impact both our customers and suppliers. We remain in close communication with both our customers and suppliers, and work diligently with them to mitigate potential impacts to our business.

Results of Operations

The following discussion and analysis are for the year ended December 31, 2022, compared to the same period in 2021 unless otherwise stated. For a discussion and analysis of the year ended December 31, 2021, compared to the same period in 2020, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 16, 2022.

Year Ended December 31, 2022 and 2021

Revenues. Our revenues include sales to customers of coal produced at our operations and coal purchased from third parties. Transportation costs are included in cost of coal sales and amounts billed by us to our customers for transportation are included in revenues.

Coal sales. The following table summarizes information about our coal sales for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021	(Decrease) / Increase

	(In thousands)
Coal sales	$3,724,593	$2,208,042	$1,516,551
Tons sold	78,274	73,005	5,269

On a consolidated basis, coal sales in 2022 increased $1,516.6 million or 68.7% from 2021, and tons sold increased 5.3 million tons, or 7.2%. Coal sales from Metallurgical operations increased $1,008.6 million due primarily to higher realized pricing and secondarily increased volume. Thermal segment coal sales increased $509.4 million due primarily to higher realized pricing and secondarily increased volume. See discussion in “Operational Performance” for further information about segment results.

Costs, expenses and other. The following table summarizes costs, expenses and other components of operating income for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021	Increase (Decrease) in Net Income

	(In thousands)
Cost of sales (exclusive of items shown separately below)	$2,338,863	$1,579,836	$(759,027)
Depreciation, depletion and amortization	133,300	120,327	(12,973)
Accretion on asset retirement obligations	17,721	21,748	4,027
Change in fair value of coal derivatives and coal trading activities, net	1,274	(2,392)	(3,666)
Selling, general and administrative expenses	105,355	92,342	(13,013)
Loss on divestitures	—	24,225	24,225
Other operating expense, net	18,669	4,826	(13,843)
Total costs, expenses and other	$2,615,182	$1,840,912	$(774,270)

Cost of sales. Our cost of sales for the year ended December 31, 2022 increased $759.0 million, or 48.0%, versus the year ended December 31, 2021. The increase in cost of sales is due to higher sales volumes and prices, and general inflationary pressure. Transportation costs increased approximately $259.2 million, repairs and supplies costs increased approximately $288.7 million, operating taxes and royalties increased approximately $107.9 million, and compensation costs increased approximately $51.2 million. Additionally, credit for ARO reclamation work completed primarily in our Thermal Segment decreased approximately $33.7 million. See discussion in “Operational Performance” for further information about segment results.

Depreciation, depletion and amortization. Our depreciation, depletion and amortization costs for the year ended December 31, 2022 increased versus the year ended December 31, 2021 primarily due to increased depreciation of plant and equipment and amortization of development in our Metallurgical Segment related to the first full year of longwall operations at Leer South.

Accretion on asset retirement obligations. The decrease in accretion expense in the year ended December 31, 2022 is primarily related to the reclamation work completed in the year ended December 31, 2021 at our Coal Creek mine.

Change in fair value of coal derivatives and coal trading activities, net. The charge in the year ended December 31, 2022 is primarily related to mark-to-market losses on coal derivatives that we had entered to hedge our price risk for anticipated international thermal coal shipments, while we had mark-to-market gains on such coal derivatives for the year ended December 31, 2021.

Selling, general and administrative expenses. Selling, general and administrative expenses in the year ended December 31, 2022 increased versus the year ended December 31, 2021 due primarily to increased compensation costs of approximately $9.3 million, primarily related to higher incentive compensation accruals recorded in the year ended December 31, 2022, increased professional services of approximately $1.7 million, and increased travel expenses of approximately $0.9 million.

Loss on Divestitures. During the fourth quarter of 2021, we sold our 49.5% ownership in Knight Hawk Holdings, LLC for $38.0 million. We received $20.5 million during the fourth quarter of 2021 and continue to receive the remainder in monthly installments which will continue through 2024. We recorded a non-cash loss in the amount of $24.2 million during the fourth quarter of 2021. For further information on this loss, see Note 4, “Divestitures” to the Consolidated Financial Statements.

Other operating expense, net. The increase in other operating expense, net in the year ended December, 31, 2022 as compared to the year ended December, 31, 2021 results primarily from the net unfavorable impact of certain coal derivative settlements of approximately $14.6 million and the net unfavorable impact from equity investments of approximately $18.1 million, partially offset by the net favorable impact of mark to market movements on heating oil positions of approximately $8.3 million, the net favorable impact of mark to market movement on interest rate swaps of approximately $2.4 million, increased royalty income of approximately $3.6 million, and increased miscellaneous income of $4.2 million.

Non-operating expense. The following table summarizes non-operating expense for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021	Increase (Decrease) in Net Income

	(In thousands)
Non-service related pension and postretirement benefit costs	$(2,841)	$(4,339)	$1,498
Net loss resulting from early retirement of debt	(14,420)	—	(14,420)
Total non-operating expenses	$(17,261)	$(4,339)	$(12,922)

Non-service related pension and postretirement benefit costs. The decrease in non-service related pension and postretirement benefit costs in the year ended December 31, 2022 versus the year ended December 31, 2021 is primarily due to postretirement benefit gain amortization in the year ended December 31, 2022.

Net loss resulting from early retirement of debt. In the year ended December 31, 2022, we repaid $273.8 million of our Term Loan and entered into privately negotiated exchanges and repurchases for approximately $142.1 million principal amount of our Convertible Notes. As a result of these transactions, we recorded losses of $14.4 million resulting from early debt extinguishment expenses. For further information regarding the Term Loan repurchases and the Convertible Notes exchanges and repurchases, see Note 13, “Debt and Financing Arrangements” to the Consolidated Financial Statements.

(Benefit from) provision for income taxes. The following table summarizes our provision for income taxes for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021	Increase (Decrease) in Net Income

	(In thousands)
(Benefit from) provision for income taxes	$(251,926)	$1,874	$253,800

The benefit from income taxes in the year ended December 31, 2022 is related to the release of the valuation allowance we have held against the value of our net deferred tax assets due to the significant three-year cumulative income position caused in large part by record profitability in the current year. See Note 14, to the Consolidated Financial Statements “Taxes,” for additional information and a reconciliation of the statutory federal income tax provision (benefit) at the statutory rate to the actual benefit from taxes.

Operational Performance

Year Ended December 31, 2022 and 2021

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

The following table shows operating results of coal operations for the years ended December 31, 2022 and 2021.

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021	Variance
Metallurgical
Tons sold (in thousands)	7,832	7,690	142
Coal sales per ton sold	$223.91	$126.44	$97.47
Cash cost per ton sold	$93.61	$68.84	$(24.77)
Cash margin per ton sold	$130.30	$57.60	$72.70
Adjusted EBITDA (in thousands)	$1,021,932	$442,830	$579,102
Thermal
Tons sold (in thousands)	70,442	65,280	5,162
Coal sales per ton sold	$19.50	$13.95	$5.55
Cash cost per ton sold	$14.57	$11.35	$(3.22)
Cash margin per ton sold	$4.93	$2.60	$2.33
Adjusted EBITDA (in thousands)	$353,884	$175,709	$178,175

This table reflects numbers reported under a basis that differs from U.S. GAAP. See the “Reconciliation of Non-GAAP measures” below for explanation and reconciliation of these amounts to the nearest GAAP figures. Other companies may calculate these per ton amounts differently, and our calculation may not be comparable to other similarly titled measures.

Metallurgical — Adjusted EBITDA for the year ended December 31, 2022 increased from the year ended December 31, 2021 due to increased coal sales per ton sold and increased tons sold. These benefits were partially offset by increased cash cost of sales per ton sold. The improvement in coal sales per ton sold over the prior year is primarily due to significantly higher coking coal index prices. As discussed previously in the “Overview,” coking coal indices remained above long-term averages throughout the year ended December 31, 2022 due to supply constraints and a longer term, global lack of investment in the industry. Additionally, coal sales per ton sold in the year ended December 31, 2022 benefitted from an increase in the percentage of coking coal tons sold versus thermal byproduct tons sold compared to the year ended December 31, 2021. Cash cost per ton sold increased due to increased taxes and royalties that are based on a percentage of coal sales per ton sold, and general inflationary pressure on most goods and services.

The initial ramp up of our Leer South longwall operation is effectively complete. During the year ended December 31, 2022 we encountered localized areas of adverse geologic conditions in our second longwall panel, after a successful move in May, which negatively impacted our productivity in these areas. These conditions impacted production for most of third quarter and somewhat into the fourth quarter of 2022. Conditions and productivity improved over the course of fourth quarter. The longwall move to our third panel at Leer South, where conditions and productivity are expected to improve further, was completed in early January 2023. Currently, early productivity in this third longwall panel is meeting our expectations. We continue to expect the addition of this second longwall operation to our Metallurgical Segment will significantly increase our future volumes and strengthen our low average segment cost structure relative to our peers.

Our Metallurgical segment sold 7.4 million tons of coking coal and 0.4 million tons of associated thermal coal in the year ended December 31, 2022, compared to 7.0 million tons of coking coal and 0.7 million tons of associated thermal coal in the year ended December 31, 2021. Longwall operations accounted for approximately 78% of our shipment volume in the year ended December 31, 2022, compared to approximately 71% of our shipment volume in the year ended December 31, 2021.

Thermal — Adjusted EBITDA for the year ended December 31, 2022 increased versus the year ended December 31, 2021, due to increased coal sales per ton sold, and increased tons sold, partially offset by increased cash cost per ton sold. The improvement in coal sales per ton sold in the current year period is due to the significant quantity of high-priced domestic business we were able to contract during the second half of 2021, when the prices of domestic thermal coal increased to historically high levels due to high natural gas prices and a lack of investment in the industry. Coal sales per ton sold in the current year also benefited from historically high international thermal coal indices upon which most of our export thermal sales are priced. Tons sold increased in the current year due to demand response from high natural gas prices. However, the increase in tons sold was muted by poor rail service in the second half of the year. Cash cost per ton sold increased due to increased taxes and royalties that are based on a percentage of coal sales per ton sold, and general inflationary pressure on most goods and services, particularly diesel fuel and explosives, partially offset by increased sales volume.

Reconciliation of NON-GAAP measures

Non-GAAP Segment coal sales per ton sold

Non-GAAP Segment coal sales per ton sold is calculated as segment coal sales revenues divided by segment tons sold. Segment coal sales revenues are adjusted for transportation costs, and may be adjusted for other items that, due to generally accepted accounting principles, are classified in “other income” on the Consolidated Statements of Operations, but relate to price protection on the sale of coal. Segment coal sales per ton sold is not a measure of financial performance in accordance with generally accepted accounting principles. We believe segment coal sales per ton sold provides useful information to investors as it better reflects our revenue for the quality of coal sold and our operating results by including all income from coal sales. The adjustments made to arrive at these measures are significant in understanding and assessing our financial condition. Therefore, segment coal sales revenues should not be considered in isolation, nor as an alternative to coal sales revenues under generally accepted accounting principles.

			Idle and
Year Ended December 31, 2022	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Revenues in the Consolidated Statements of Operations	$2,157,710	$1,566,883	$—	$3,724,593
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	—	42,068	—	42,068
Coal sales revenues from idled or otherwise disposed operations not included in segments	—	—	—	—
Transportation costs	404,098	151,523	—	555,621
Non-GAAP Segment coal sales revenues	$1,753,612	$1,373,292	$—	$3,126,904
Tons sold	7,832	70,442
Coal sales per ton sold	$223.91	$19.50

			Idle and
Year Ended December 31, 2021	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Revenues in the Consolidated Statements of Operations	$1,149,133	$1,057,480	$1,429	$2,208,042
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	(1,192)	28,656	—	27,464
Coal sales revenues from idled or otherwise disposed operations not included in segments	—	—	1,424	1,424
Transportation costs	177,917	118,270	5	296,192
Non-GAAP Segment coal sales revenues	$972,408	$910,554	$—	$1,882,962
Tons sold	7,690	65,280
Coal sales per ton sold	$126.44	$13.95

Non-GAAP Segment cash cost per ton sold

Non-GAAP Segment cash cost per ton sold is calculated as segment cash cost of coal sales divided by segment tons sold. Segment cash cost of coal sales is adjusted for transportation costs, and may be adjusted for other items that, due to generally accepted accounting principles, are classified in “other income” on the Consolidated Statements of Operations, but relate directly to the costs incurred to produce coal. Segment cash cost per ton sold is not a measure of financial performance in accordance with generally accepted accounting principles. We believe segment cash cost per ton sold better reflects our controllable costs and our operating results by including all costs incurred to produce coal. The adjustments made to arrive at these measures are significant in understanding and assessing our financial condition. Therefore, segment cash cost of coal sales should not be considered in isolation, nor as an alternative to cost of sales under generally accepted accounting principles.

			Idle and
Year Ended December 31, 2022	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Cost of sales in the Consolidated Statements of Operations	$1,137,240	$1,187,603	$14,020	$2,338,863
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other income"		9,956	—	9,956
Transportation costs	404,098	151,523	—	555,621
Cost of coal sales from idled or otherwise disposed operations not included in segments	—	—	2,610	2,610
Other (operating overhead, certain actuarial, etc.)	—	—	11,410	11,410
Non-GAAP Segment cash cost of coal sales	$733,142	$1,026,124	$—	$1,759,266
Tons sold	7,832	70,442
Cash Cost Per Ton Sold	$93.61	$14.57

			Idle and
Year Ended December 31, 2021	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Cost of sales in the Consolidated Statements of Operations	$707,312	$859,070	$13,454	$1,579,836
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Transportation costs	177,917	118,270	5	296,192
Cost of coal sales from idled or otherwise disposed operations not included in segments	—	—	5,838	5,838
Other (operating overhead, certain actuarial, etc.)	—	—	7,611	7,611
Non-GAAP Segment cash cost of coal sales	$529,395	$740,800	$—	$1,270,195
Tons sold	7,690	65,280
Cash Cost Per Ton Sold	$68.84	$11.35

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

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2022	2021	2020

Net income (loss)	$1,330,914	$337,573	$(344,615)
Provision for (benefit from) income taxes	(251,926)	1,874	(7)
Interest expense, net	13,162	23,344	10,624
Depreciation, depletion and amortization	133,300	120,327	121,552
Accretion on asset retirement obligations	17,721	21,748	19,887
Costs related to proposed joint venture with Peabody Energy	—	—	16,087
Asset impairment and restructuring	—	—	221,380
Gain on property insurance recovery related to Mountain Laurel longwall	—	—	(23,518)
Loss (Gain) on divestitures	—	24,225	(1,505)
Non-service related pension and postretirement benefit costs	2,841	4,339	3,884
Net loss resulting from early retirement of debt	14,420	—	—
Reorganization items, net	—	—	(26)
Adjusted EBITDA	1,260,432	533,430	23,743
EBITDA from idled or otherwise disposed operations	(828)	2,469	15,858
Selling, general and administrative expenses	105,355	92,342	82,397
Other	10,857	(9,702)	3,359
Segment Adjusted EBITDA from coal operations	$1,375,816	$618,539	$125,357

Other includes primarily income from our equity investments, certain changes in the fair value of coal derivatives and coal trading activities, certain changes in fair value of heating oil derivatives we use to manage our exposure to diesel fuel pricing, net EBITDA provided by our land company, and certain miscellaneous revenue.

For the year ended December 31, 2022, amounts included in Other decreased Adjusted EBITDA by approximately $10.9 million versus increasing Adjusted EBITDA by approximately $9.7 million in the year ended December 31, 2021. The net decrease in Adjusted EBITDA from Other was primarily related to net unfavorable impact from equity investments of approximately $18.1 million and unfavorable change in value of coal derivatives of approximately $3.6 million.

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

Given the volatile nature of coal markets, and the challenges and uncertainty surrounding global events including the Russian invasion of Ukraine, global inflationary pressures and the responses thereto, changes in Chinese trade policies, and the COVID-19 pandemic, we believe it remains important to take a prudent approach to managing our balance sheet and liquidity. Additionally, banks and other lenders have become increasingly unwilling to provide financing to coal producers, especially those with significant thermal coal exposure. Due to the nature of our business, we may be limited in accessing debt capital markets or obtaining additional bank financing, or the cost of accessing this financing could become more expensive.

In light of the reduced capital requirements and current favorable pricing environment, we generated significant cash flows during the year ended December 31, 2022. During the year ended December 31, 2022, capital expenditures were approximately $172.7 million, and we expect our capital spending to remain at maintenance levels for the foreseeable future. As evidenced throughout this year, our priority is to improve our financial position through enhancing liquidity and reducing our debt and other liabilities, while returning significant value to our stockholders. During the year ended December 31, 2022, we reduced our total debt by approximately 71 percent by repaying $273.8 million of our Term Loan, and entering into privately negotiated exchanges and repurchases of approximately $142.1 million in principal amount of our Convertible Notes. Consideration consisting of $208.1 million in cash and approximately 2.6 million shares of our common stock was paid for these repurchases and exchanges of our Convertible Notes. We also contributed an additional $116.0 million into our fund to pay for future reclamation costs at our legacy thermal operations, which brings the total funding level to $136.0 million. During the year ended December 31, 2022, our working capital decreased approximately $294.1 million; primarily in receivables. We ended the year with cash, equivalents, and short term investments of $273.1 million and total liquidity of $400.8 million. We believe our current liquidity level is sufficient to fund our business and meet both our short-term (the next twelve months) and reasonably foreseeable long-term requirements and obligations including our recently enacted variable rate dividend policy. We expect to maintain minimum liquidity levels of approximately $250 million to $300 million, with a substantial portion of that held in cash. In addition, we expect to hold additional cash at the end of each quarter in an amount that represents a substantial portion of the following quarter’s dividend payment.

We believe we have significantly increased our future cash-generating capabilities, and as a result, in the second quarter of 2022, we launched a comprehensive capital return program that returns 50% of the prior quarter discretionary cash flow to stockholders via a variable rate cash dividend and reserves the remaining 50% for potential share buybacks, special dividends, the repurchase of potentially dilutive securities, and capital preservation. For the year ended December 31, 2022, we have paid approximately $456.4 million to our stockholders in the form of dividends and spent approximately $156.8 million to repurchase our common stock. Any future dividends and all of these potential uses of capital are subject to board approval and declaration.

On January 18, 2023, the Office of Workers’ Compensation Programs (“OWCP”) proposed revisions to regulations under the Black Lung Benefits Act (BLBA) governing authorization of self-insurers. The revisions seek to codify the practice of basing a self-insured operator’s security requirement on an actuarial assessment of its total present and future black lung liability. A material change to the regulations is the requirements that all self-insured operators must post security equal to 120% of their projected black lung liabilities. The proposed regulations were posted to the Federal Register on January 19, 2023 with written comments to be accepted within 60 days of this date. The revisions proposed by the OWCP were a material deviation from their bulletin issued in December 2020 that would have required the majority of coal operators to post security equal to 70% of their projected black lung liabilities, which, at the time, equated to the Company posting additional collateral of $71.1 million. If the above regulation is codified into law, the Company will be required to post additional collateral to maintain its self-insured status. The Company is evaluating alternatives to self-insurance, including the purchase of commercial insurance to cover these claims. Additionally, the

Company is assessing the availability of surety bond capacity within the markets, additional sources of liquidity, and other items to satisfy the proposed regulations. Any of these outcomes will require additional collateral and would reduce our available liquidity.

Based on the fourth quarter discretionary cash flow, a combined fixed and variable dividend payment of $3.11 per share will be made to stockholders of record as of February 28, 2023, payable on March 15, 2023.

The table below summarizes our fourth quarter discretionary cash flow and total dividend payout:

Three Months Ended December 31,
2022

Cash flow from operating activities	$194,309
Less: Capital expenditures	(78,211)
Discretionary cash flow	$116,098
Variable dividend percentage	50%
Total dividend to be paid	$58,049

Total dividend per share (variable and fixed)	$3.11

During the second quarter of 2022, the Board of Directors increased the remaining outstanding authorization for share repurchases to $500 million. During the year ended December 31, 2022, we repurchased 1,118,457 shares of our stock for approximately $158.8 million, with $156.8 million paid during 2022, bringing total repurchases to 11,206,835 shares for approximately $986 million since the inception of the program in 2017. The timing of any future share purchases, and the ultimate number of shares to be purchased, will depend on a number of factors, including business and market conditions, our future financial performance, and other capital priorities. The shares will be acquired in the open market or through private transactions in accordance with Securities and Exchange Commission requirements. Our share repurchase program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock.

During the year ended December 31, 2022, we repaid $273.8 million of our Term Loan. The remaining balance of $6.5 million was left as certain terms and conditions governing the Term Loan are incorporated into our outstanding indebtedness. We will continue to make quarterly principal amortization payments in an amount equal to $750,000. The Term Loan Debt Facility will mature on March 7, 2024. For further information regarding the Term Loan Debt Facility, see Note 13, “Debt and Financing Arrangements” to the Consolidated Financial Statements.

During the year ended December 31, 2022, we entered into exchange and repurchase agreements of $142.1 million principal amount of our Convertible Notes for aggregate consideration consisting of $208.1 million in cash and approximately 2.6 million shares of our common stock. After the exchanges and repurchases, approximately $13.2 million in aggregate principal amount of Convertible Notes remained outstanding with the terms unchanged. During the fourth quarter of 2022, the common stock price condition of the Convertible Notes was satisfied, and as a result, the outstanding Convertible Notes are convertible at the election of the noteholders during the first quarter of 2023. As of December 31, 2022, the if-converted value of the outstanding Convertible Notes exceeded the principal amount by approximately $45.9 million. For further information regarding the Convertible Notes and the Convertible Notes exchanges and repurchases, see Note 13, “Debt and Financing Arrangements” to the Consolidated Financial Statements.

We have outstanding an aggregate of $98.1 million of Tax Exempt Bonds issued by the West Virginia Economic Development Authority. The proceeds of the Tax Exempt Bonds were used to finance certain costs of the acquisition, construction, reconstruction, and equipping of solid waste disposal facilities at our Leer South development, and for capitalized interest and certain costs related to the issuance of the Tax Exempt Bonds. For further information regarding the Tax Exempt Bonds, see Note 13 “Debt and Financing Arrangements” to the Consolidated Financial Statements.

On August 3, 2022, we amended and extended our existing trade accounts receivable securitization facility provided to Arch Receivable Company, LLC, a special-purpose entity that is a wholly owned subsidiary of Arch Resources (“Arch Receivable”) (the “Securitization Facility”), which supports the issuance of letters of credit and requests for cash advances. The amendment to the Securitization Facility increased the size of the facility from $110 million to $150 million of borrowing capacity and extended the maturity date to August 1, 2025. For further information regarding the Securitization Facility see Note 13, “Debt and Financing Arrangements” to the Consolidated Financial Statements.

On August 3, 2022, we amended the $50 million senior secured inventory-based revolving credit facility (the “Inventory Facility”) with Regions Bank (“Regions”) as administrative agent and collateral agent, as lender and swingline lender (in such capacities, the “Lender”) and as letter of credit issuer in an aggregate principal amount. The facility has a minimum liquidity requirement of $100 million and a maturity date of August 3, 2025. For further information regarding the Inventory Facility, see Note 13, “Debt and Financing Arrangements” to the Consolidated Financial Statements.

The table below summarizes our availability under our credit facilities as of December 31, 2022:

			Letters of
		Borrowing	Credit		Contractual
	Face Amount	Base	Outstanding	Availability	Expiration
	(Dollars in thousands)
Securitization Facility	$150,000	$150,000	$48,621	$101,379	August 1, 2025
Inventory Facility	50,000	50,000	26,200	23,800	August 3, 2025
Total	$200,000	$200,000	$74,821	$125,179

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

Contractual Obligations

The table below summarizes our contractual obligations as of December 31, 2022:

	Payments Due by Period
	2023	2024-2025	2026-2027	after 2027	Total

	(Dollars in thousands)
Long-term debt, including related interest	$51,498	$139,276	$—	$—	$190,774
Leases	4,566	9,706	4,613	—	18,885
Coal lease rights	3,893	6,945	5,142	37,844	53,824
Coal purchase obligations	—	—	—	—	—
Unconditional purchase obligations	219,034	—	—	—	219,034
Total contractual obligations	$278,991	$155,927	$9,755	$37,844	$482,517

The related interest on long-term debt was calculated using rates in effect at December 31, 2022, for the remaining term of outstanding borrowings.

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

The table above excludes our asset retirement obligations. Our consolidated balance sheet reflects a liability of $244.4 million including amounts classified as a current liability for asset retirement obligations that arise from SMCRA and similar state statutes, which require that mine property be restored in accordance with specified standards and an approved reclamation plan. Asset retirement obligations are recorded at fair value when incurred and accretion expense is recognized through the expected date of settlement. Determining the fair value of asset retirement obligations involves a number of estimates, as discussed in the section entitled “Critical Accounting Estimates” below, including the timing of payments to satisfy the obligations. The timing of payments to satisfy asset retirement obligations is based on numerous factors, including mine closure dates. Please see Note 15, “Asset Retirement Obligations” to our Consolidated Financial Statements for further information about our asset retirement obligations.

The table above also excludes certain other obligations reflected in our consolidated balance sheet, including estimated funding for pension and postretirement benefit plans and worker’s compensation obligations. The timing of contributions to our pension plans varies based on a number of factors, including changes in the fair value of plan assets and actuarial assumptions. Please see the section entitled “Critical Accounting Estimates” below for more information about these assumptions. We expect to make $7.6 million in contributions to our pension plans in 2023.

Please see Note 19, “Workers’ Compensation Expense”, and Note 20, “Employee Benefit Plans” to our Consolidated Financial Statements for more information about the amounts we have recorded for workers’ compensation and pension and postretirement benefit obligations, respectively.

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

We use a combination of surety bonds and letters of credit to secure our financial obligations for reclamation, workers’ compensation, coal lease obligations and other obligations as follows as of December 31, 2022:

			Workers’
	Reclamation	Lease	Compensation
	Obligations	Obligations	Obligations	Other	Total

	(Dollars in thousands)
Surety bonds	$457,065	$31,845	$50,028	$7,008	$545,946
Letters of credit	—	—	66,671	1,354	68,025

Cash Flow

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
(In thousands)
Cash provided by (used in):
Operating activities	$1,209,540	$238,284
Investing activities	(203,794)	(141,215)
Financing activities	(1,094,882)	35,781

Cash provided by operating activities increased in the year ended December 31, 2022 versus the year ended December 31, 2021 mainly due to the improvement in results from operations discussed in the “Overview” and “Operational Performance” sections above, and by a net favorable change in working capital requirements of approximately $294 million, primarily in receivables, partially offset by increased funding of our fund for asset retirement obligations of approximately $116 million.

Cash used in investing activities increased in the year ended December 31, 2022 versus the year ended December 31, 2021 primarily due to a net increase in cash used in short term investments of approximately $110 million, and an approximately $19 million decrease in proceeds from disposals and divestitures, mainly due to the proceeds from the divestiture of Knight Hawk Holdings in the year ended December 31, 2021, partially offset by an approximately $73 million decrease in capital expenditures, as the Leer South mine development was completed in the second half of the year ended December 31, 2021.

Cash was used by financing activities in the year ended December 31, 2022 versus provided by financing activities in the year ended December 31, 2021. The net change in financing activities includes increased dividends paid of approximately $453 million, increased payments on the Term Loan of approximately $266 million, payments on the Convertible Notes of approximately $208 million, and purchases of treasury stock of approximately $157 million in the year ended December 31, 2022, as well as, proceeds of approximately $45 million from issuance of Tax Exempt Bonds and $19 million from equipment financing in the prior year period.

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

See Note 11 to the Consolidated Financial Statements, “Derivatives” for further disclosures related to the Company’s derivative instruments.

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

As of December 31, 2022, there were no indicators of impairment identified.

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

Accretion expense is recognized on the obligation through the expected settlement date. On at least an annual basis, we review our entire reclamation liability and make necessary adjustments for permit changes as granted by state authorities, changes in the timing and extent of reclamation activities, and revisions to cost estimates and productivity assumptions, to reflect current experience. Any difference between the recorded amount of the liability and the actual cost of reclamation will be recognized as a gain or loss when the obligation is settled. We expect our actual cost to reclaim our properties will be less than the expected cash flows used to determine the asset retirement obligation. At December 31, 2022, our balance sheet reflected asset retirement obligation liabilities of $244.4 million, including amounts classified as a current liability. As of December 31, 2022, we estimate the aggregate uninflated and undiscounted cost of final mine closures to be approximately $389.8 million.

See the roll forward of the asset retirement obligation liability in Note 15, “Asset Retirement Obligations” to the Consolidated Financial Statements.

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

Income Taxes

We provide for deferred income taxes related to tax attribute carryforwards and temporary differences arising from differences between the financial statement and tax basis of assets and liabilities existing at each balance sheet date using enacted tax rates expected to be in effect when the related taxes are expected to be paid or recovered. We initially recognize the effects of a tax position when it is more than 50 percent likely, based on the technical merits, that the position will be sustained upon examination, including resolution of the related appeals or litigation processes, if any. Our determination of whether or not a tax position has met the recognition threshold considers the facts, circumstances, and information available at the reporting date.

We assess the realizability of our deferred tax assets by analyzing all positive and negative evidence available, including but not limited to three years of pre-tax operating results, available tax planning strategies, reversal of taxable temporary differences and future taxable income. A valuation allowance is recorded against deferred tax assets if the preponderance of evidence suggests that it is not more likely than not that all or a portion of the deferred tax assets will be realized.

As of 2022, the Company is in a 3-year cumulative income position. After considering all positive and negative evidence, we have concluded that the positive evidence outweighed the negative evidence and this supports the release of the valuation allowance against our net deferred tax asset position that had been in place since 2015. We continue to record a valuation allowance for deferred tax assets to the extent it is more-likely-than-not that they will, either wholly or partially, not be recognized. As of 2022, we have a valuation allowance recorded against certain state NOLs and capital losses, totaling $83.7 million.

See Note 14 to the Consolidated Financial Statements, “Taxes” for further disclosures about income taxes.

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

Our commitments for 2023 are as follows:

	2023
	Tons	$ per ton
Metallurgical	(in millions)
Committed, North America Priced Coking	1.0	$188.48
Committed, North America Unpriced Coking	0.3
Committed, Seaborne Priced Coking	0.2	166.47
Committed, Seaborne Unpriced Coking	4.1

Committed, Priced Thermal	0.1	81.64
Committed, Unpriced Thermal	0.1

Thermal
Committed, Priced	68.2	$17.50
Committed, Unpriced	2.1

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

We are exposed to price risk with respect to diesel fuel purchased for use in our operations. We anticipate purchasing approximately 40 to 45 million gallons of diesel fuel for use in our operations during 2023. To protect our cash flows from increases in the price of diesel fuel, we have purchased heating oil call options. At December 31, 2022, we had protected the price of expected diesel fuel purchases for 2023 with approximately 15 million gallons of heating oil call options with an average strike price of $4.07 per gallon. These positions are not designated as hedges for accounting purposes, and therefore, changes in the fair value are recorded immediately to earnings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Consolidated Financial Statements and consolidated financial statement schedule of Arch Resources, Inc. and subsidiaries are included in this Annual Report on Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date. There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We incorporate by reference the opinion of independent registered public accounting firm and management’s report on internal control over financial reporting included within the Financial Statement section of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION.

Director and Officer Indemnification Agreement

On February 9, 2023, the Board of Directors of the Company approved and adopted a form of indemnification agreement to be entered into by the Company with each of its directors and executive officers (each, an “Indemnitee”). The indemnification agreement provides that the Company will indemnify the Indemnitee against certain expenses and costs arising out of claims to which he or she becomes subject in connection with his or her service to the Company. The indemnification agreement contains customary terms and conditions and establishes certain customary procedures and presumptions.

The above description of the indemnification agreement does not purport to be complete and is qualified in its entirety by reference to the form of indemnification agreement filed as Exhibit 10.28 hereto and incorporated herein by reference.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.ER INFORMATION.

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Except for the disclosures contained in Part I of this report under the caption “Information about our Executive Officers,” the information required under this item is incorporated herein by reference to “Director Biographies,” “Corporate Governance Practices” and, if applicable, “Delinquent Section 16(a) Reports” in our Proxy Statement for the 2023 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.

The information required under this item is incorporated herein by reference to “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Personnel and Compensation Committee Report” in our Proxy Statement for the 2023 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required under this item is incorporated herein by reference to “Equity Compensation Plan Information,” “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in our Proxy Statement for the 2023 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required under this item is incorporated herein by reference to ‘Certain Relationships and Related Transactions” and “Director Independence” in our Proxy Statement for the 2023 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required under this item is incorporated herein by reference to “Fees Paid to Auditors” in our Proxy Statement for the 2023 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Financial Statements

Reference is made to the index set forth on page F-1 of this report.

Financial Statement Schedules

The following financial statement schedule of Arch Resources, Inc. is at the page indicated:

Schedule	Page
Valuation and Qualifying Accounts	F-51

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

3.1	Restated Certificate of Incorporation of Arch Resources, Inc. (incorporated by reference to Exhibit 3.2 of Arch Resources’ Current Report on Form 8-K filed on May 15, 2020.
3.2	Amended and Restated Bylaws of Arch Resources, Inc. (incorporated by reference to Exhibit 3.1 of Arch Resources’ Current Report on Form 8-K filed on December 16, 2022).
4.1	Form of specimen Class A Common Stock certificate (incorporated by reference to Exhibit 4.1 of Arch Resources’ Current Report on Form 8-K filed on October 11, 2016).
4.2	Form of specimen Class B Common Stock certificate (incorporated by reference to Exhibit 4.2 of Arch Resources’ Current Report on Form 8-K filed on October 11, 2016).
4.3	Form of specimen Series A Warrant certificate (incorporated by reference to Exhibit A of Exhibit 10.5 of Arch Resources’ Current Report on Form 8-K filed on October 11, 2016).
4.4

Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.4 of Arch Resources’ Annual Report on Form 10-K for the year ended December 31, 2019).

4.5

Indenture, dated as of November 3, 2020, between Arch Resources, Inc. and UMB Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of Arch Resources’ Current Report on Form 8-K filed on November 4, 2020).

4.6	Form of certificate representing the 5.25% Convertible Senior Notes due 2025 (incorporated by reference to Exhibit 4.2 of Arch Resources’ Current Report on Form 8-K filed on November 4, 2020).
10.1

Credit Agreement, dated as of March 7, 2017, among Arch Resources, Inc. as borrower, the lenders from time to time party thereto and Credit Suisse AG, Cayman Islands Branch, in its capacities as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.1 of Arch Resources’ Current Report on Form 8-K filed on March 8, 2017).

10.2

First Amendment to Credit Agreement, dated as of September 25, 2017, among Arch Resources, Inc. as borrower, the lenders from time to time party thereto and Credit Suisse AG, Cayman Islands Branch, in its capacities as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.1 of Arch Resources’ Current Report on Form 8-K filed on September 25, 2017).

10.3

Second Amendment to Credit Agreement, dated as of April 3, 2018, among Arch Resources, Inc. as borrower, the lenders from time to time party thereto and Credit Suisse AG, Cayman Islands Branch, in its capacities as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.1 of Arch Resources’ Current Report on Form 8-K filed on April 3, 2018).

10.4

Credit Agreement, dated as of April 27, 2017, among Arch Resources, Inc. and certain of its subsidiaries, as borrowers, the lenders from time to time party thereto and Regions Bank, in its capacities as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.1 of Arch Resources’ Current Report on Form 8-K filed on May 2, 2017).

10.5

First Amendment to Credit Agreement dated November 19, 2018 by and among Arch Resources, Inc. and certain of its subsidiaries, as borrowers, the lenders from time to time party thereto and Regions Bank, in its capacities as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.5 to Arch Resources’ Annual Report on Form 10-K for the year ended 2018).

10.6

Waiver Letter Agreement and Second Amendment to Credit Agreement dated June 17, 2020 by and among Arch Resources, Inc. and certain of its subsidiaries, as borrowers, the lenders from time to time party thereto and Regions Bank, in its capacities as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.6 of Arch Resources’ Quarterly Report on Form 10-Q for the period ended September 30, 2020).

10.7

Third Amendment to Credit Agreement dated September 30, 2020, by and among Arch Resources, Inc. and certain of its subsidiaries, as borrowers, the lenders from time to time party thereto and Regions Bank, in its capacities as administrative agent and collateral agent (incorporated by reference to Exhibit 10.7 of Arch Resources’ Quarterly Report on Form 10-Q for the period ended September 30, 2020).

10.8

Fourth Amendment to Credit Agreement dated May 27, 2021, by and among Arch Resources, Inc. and certain of its subsidiaries, as borrowers, the lenders from time to time party thereto and Regions Bank, in its capacities as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.08 of Arch Resources’ Quarterly Report on Form 10-Q for the period ended June 30, 2021).

10.9

Fifth Amendment to Credit Agreement dated August 3, 2022, by and among Arch Resources, Inc. and certain of its subsidiaries, as borrowers, the lenders from time to time party thereto and Regions Bank, in its capacities as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.9 of Arch Resource’s Quarterly Report on Form 10-Q for the period ended September 30, 2022).

10.10

Third Amended and Restated Receivables Purchase Agreement, dated October 5, 2016, among Arch Receivable Company, LLC, as seller, Arch Coal Sales Company, Inc., as initial servicer, PNC Bank, National Association as administrator and issuer of letters of credit thereunder and the other parties party thereto, as securitization purchasers (incorporated by reference to Exhibit 10.2 of Arch Resources’ Current Report on Form 8-K filed on October 11, 2016).

10.11

First Amendment to Third Amended and Restated Receivables Purchase Agreement, dated as of April 27, 2017, among Arch Receivable Company, LLC, as seller, Arch Coal Sales Company, Inc., as servicer, PNC Bank, National Association as administrator and issuer of letters of credit thereunder and the other parties party thereto, as securitization purchasers (incorporated by reference to Exhibit 10.2 of Arch Resources’ Current Report on Form 8-K filed on May 2, 2017).

10.12

Second Amendment to Third Amended and Restated Receivables Purchase Agreement, dated as of August 27, 2018, among Arch Receivable Company, LLC, as seller, Arch Coal Sales Company, Inc., as servicer, PNC Bank, National Association as administrator and issuer of letters of credit thereunder and the other parties party thereto, as securitization purchasers (incorporated by reference to Exhibit 10.7 of Arch Resources’ Quarterly Report on Form 10-Q for the period ended September 30, 2018).

10.13

Third Amendment to Third Amended and Restated Receivables Purchase Agreement, dated as of May 14, 2019, among Arch Receivable Company, LLC, as seller, Arch Coal Sales Company, Inc., as servicer, PNC Bank, National Association as administrator and issuer of letters of credit thereunder and the other parties party thereto, as securitization purchasers (incorporated by reference to Exhibit 10.9 of Arch Resources’ Quarterly Report on Form 10-Q for the period ended June 30, 2019).

10.14

Fourth Amendment to Third Amended and Restated Receivables Purchase Agreement, dated September 30, 2020, among Arch Receivable Company, LLC, as seller, Arch Coal Sales Company, Inc., as servicer, PNC Bank, National Association as administrator and issuer of letters of credit thereunder and the other parties party thereto, as securitization purchasers (incorporated by reference to Exhibit 10.12 of Arch Resources’ Quarterly Report on Form 10-Q for the period ended September 30, 2020).

10.15

Fifth Amendment to Third Amended and Restated Receivables Purchase Agreement dated as of December 4, 2020 among Arch Receivable Company, LLC, as seller, Arch Coal Sales Company, Inc., as servicer, PNC Bank, National Association as administrator and issuer of letters of credit thereunder and the other parties party thereto, as securitization purchasers (incorporated by reference to Exhibit 10.13 of Arch Resources’ Quarterly Report on Form 10-Q for the period ended March 31, 2021).

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

10.17

Seventh Amendment to Third Amended and Restated Receivables Purchase Agreement dated August 3, 2022 among Arch Receivable Company, LLC, as seller, Arch Coal Sales Company, Inc., as servicer, PNC Bank, National Association as administrator and issuer of letters of credit thereunder and the other parties party thereto, as securitization purchasers (incorporated by reference to Exhibit 10.17 of Arch Resources’ Quarterly Report on Form 10-Q for the period ended September 30, 2022).

10.18

Second Amended and Restated Purchase and Sale Agreement among Arch Resources, Inc. and certain subsidiaries of Arch Resources, Inc., as originators (incorporated by reference to Exhibit 10.3 of Arch Resources’ Current Report on Form 8-K filed on October 11, 2016).

10.19

First Amendment to the Second Amended and Restated Purchase and Sale Agreement, dated as of December 21, 2016, among Arch Resources, Inc. and certain subsidiaries of Arch Resources, Inc., as originators (incorporated by reference to Exhibit 10.7 of Arch Resources’ Quarterly Report on Form 10-Q filed for the period ended September 30, 2017).

10.20

Second Amendment to the Second Amended and Restated Purchase and Sale Agreement, dated as of April 27, 2017, among Arch Resources, Inc. and certain subsidiaries of Arch Resources, Inc., as originators (incorporated by reference to Exhibit 10.3 of Arch Resources’ Current Report on Form 8-K filed on May 2, 2017).

10.21

Third Amendment to Second Amended and Restated Purchase and Sale Agreement, dated as of September 14, 2017, among Arch Resources, Inc. and certain subsidiaries of Arch Resources, Inc., as originators (incorporated by reference to Exhibit 10.16 of Arch Resources’ Annual Report on Form 10-K for the year ended December 31, 2020).

10.22

Fourth Amendment to Second Amended and Restated Purchase and Sale Agreement, dated as of December 13, 2019, among Arch Resources, Inc. and certain subsidiaries of Arch Resources, Inc., as originators (incorporated by reference to Exhibit 10.17 of Arch Resources’ Annual Report on Form 10-K for the year ended December 31, 2020).

10.23

Fifth Amendment and Waiver to Second Amended and Restated Purchase and Sale Agreement dated June 17, 2020, among Arch Resources, Inc. and certain subsidiaries of Arch Resources, Inc., as originators (incorporated by reference to Exhibit 10.18 of Arch Resources’ Annual Report on Form 10-K for the year ended December 31, 2020).

10.24

Sixth Amendment to Second Amended and Restated Purchase and Sale Agreement dated

December 31, 2020, among Arch Resources, Inc. and certain subsidiaries of Arch Resources, Inc., as originators (incorporated by reference to Exhibit 10.19 of Arch Resources’ Annual Report on Form 10K for the year ended December 31, 2020).

10.25

Second Amended and Restated Sale and Contribution Agreement between Arch Resources, Inc., as the transferor, and Arch Receivable Company, LLC (incorporated by reference to Exhibit 10.4 of Arch Resources’ Current Report on Form 8-K filed on October 11, 2016).

10.26

First Amendment to the Second Amended and Restated Sale and Contribution Agreement, dated as of April 27, 2017, between Arch Resources, Inc., as the transferor, and Arch Receivable Company, LLC (incorporated by reference to Exhibit 10.4 of Arch Resources’ Current Report on Form 8-K filed on May 2, 2017).

10.27

Warrant Agreement, dated as of October 5, 2016, between Arch Resources, Inc. and American Stock Transfer & Trust Company, LLC, as Warrant Agent (incorporated by reference to Exhibit 10.5 of Arch Resources’ Current Report on Form 8-K filed on October 11, 2016).

10.28	Indemnification Agreement between Arch Resources, Inc. and the directors and officers of Arch Resources, Inc. and its subsidiaries (form).
10.29

Registration Rights Agreement between Arch Resources, Inc. and Monarch Alternative Capital LP and certain other affiliated funds (incorporated by reference to Exhibit 10.1 of Arch Resources’ Current Report on Form 8-K filed on November 21, 2016).

10.30

Coal Lease Agreement dated as of March 31, 1992, among Allegheny Land Company, as lessee, and UAC and Phoenix Coal Corporation, as lessors, and related guarantee (incorporated by reference to the Current Report on Form 8-K filed by Ashland Coal, Inc. on April 6, 1992).

10.31

Federal Coal Lease dated as of January 24, 1996 between the U.S. Department of the Interior and the Thunder Basin Coal Company (incorporated by reference to Exhibit 10.20 to Arch Resources’ Annual Report on Form 10-K for the year ended December 31, 1998).

10.32

Federal Coal Lease dated as of November 1, 1967 between the U.S. Department of the Interior and the Thunder Basin Coal Company (incorporated by reference to Exhibit 10.21 to Arch Resources’ Annual Report on Form 10-K for the year ended December 31, 1998).

10.33

Federal Coal Lease effective as of May 1, 1995 between the U.S. Department of the Interior and Mountain Coal Company (incorporated by reference to Exhibit 10.22 to Arch Resources’ Annual Report on Form 10-K for the year ended December 31, 1998).

10.34

Federal Coal Lease dated as of January 1, 1999 between the Department of the Interior and Ark Land Company (incorporated by reference to Exhibit 10.23 to Arch Resources’ Annual Report on Form 10-K for the year ended December 31, 1998).

10.35

Federal Coal Lease effective as of March 1, 2005 by and between the United States of America and Ark Land LT, Inc. covering the tract of land known as “Little Thunder” in Campbell County, Wyoming (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Arch Resources on February 10, 2005).

10.36

Modified Coal Lease (WYW71692) executed January 1, 2003 by and between the United States of America, through the Bureau of Land Management, as lessor, and Triton Coal Company, LLC, as lessee, covering a tract of land known as “North Rochelle” in Campbell County, Wyoming (incorporated by reference to Exhibit 10.24 to Arch Resources’ Annual Report on Form 10-K for the year ended December 31, 2004).

10.37

Coal Lease (WYW127221) executed January 1, 1998 by and between the United States of America, through the Bureau of Land Management, as lessor, and Triton Coal Company, LLC, as lessee, covering a tract of land known as “North Roundup” in Campbell County, Wyoming (incorporated by reference to Exhibit 10.25 to Arch Resources’ Annual Report on Form 10-K for the year ended December 31, 2004).

10.38*

Letter Agreement dated October 25, 2021 by and between Arch Resources, Inc. and John W. Eaves (incorporated by reference to Exhibit 10.36 of Arch Resources’ Quarterly Report on Form 10-Q for the period ended September 30, 2021).

10.39*

Form of Employment Agreement for Executive Officers of Arch Resources, Inc. (incorporated by reference to Exhibit 10.4 of Arch Resources’ Annual Report on Form 10-K for the year ended December 31, 2011).

10.40*	Arch Resources, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.26 to Arch Resources’ Annual Report on Form 10-K for the year ended December 31, 2014).
10.41	Arch Resources, Inc. Outside Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 of Arch Resources’ Current Report on Form 8-K filed on December 12, 2008).
10.42*	Arch Resources, Inc. Supplemental Retirement Plan (as amended on December 5, 2008) (incorporated by reference to Exhibit 10.2 to Arch Resources’ Current Report on Form 8-K filed on December 12, 2008).
10.43*	Arch Resources, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to Arch Resources’ Registration Statement on Form S-8 filed on November 1, 2016).
10.44*	Form of Restricted Stock Unit Contract (Time-Based Vesting) (incorporated by reference to Exhibit 10.1 to Arch Resources’ Current Report on Form 8-K filed on November 30, 2016).
10.45*	Form of Restricted Stock Unit Contract (Performance-Based Vesting) (incorporated by reference to Exhibit 10.2 to Arch Resources’ Current Report on Form 8-K filed on November 30, 2016).
10.46

Stock Repurchase Agreement dated September 13, 2017, among Arch Resources, Inc. and Monarch Alternative Solutions Master Fund Ltd, Monarch Capital Master Partners III LP, MCP Holdings Master LP, Monarch Debt Recovery Master Fund Ltd and P Monarch Recovery Ltd. (incorporated by reference to Exhibit 10.1 of Arch Resources’ Current Report on Form 8-K filed on September 19, 2017).

10.47

Stock Repurchase Agreement dated December 8, 2017, among Arch Resources, Inc. and Monarch Alternative Solutions Master Fund Ltd, Monarch Capital Master Partners III LP, MCP Holdings Master LP and Monarch Debt Recovery Master Fund Ltd. (incorporated by reference to Exhibit 10.1 of Arch Resources’ Current Report on Form 8-K filed on December 11, 2017).

10.48	Form of Confirmation of Base Capped Call Transaction (incorporated by reference to Exhibit 10.1 of Arch Resources’ Current Report on Form 8-K filed on November 4, 2020).
10.49	Form of Exchange Agreement (incorporated by reference to Exhibit 10.1 of Arch Resources’ Current Report on Form 8-K filed on May 23, 2022).
21.1	Subsidiaries of the registrant.
23.1	Consent of Ernst & Young LLP.
23.2	Consent of Weir International, Inc.

23.3	Consent of Marshall Miller & Associates, Inc.
24.1	Power of Attorney.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Paul A. Lang.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Matthew C. Giljum.
32.1**	Section 1350 Certification of Paul A. Lang.
32.2**	Section 1350 Certification of Matthew C. Giljum.
95	Mine Safety Disclosure Exhibit.
96.1	Technical Report Summary for Leer Mine – S-K 1300 Report. (incorporated by reference to Exhibit 96.1 to Arch Resources’ Annual Report on Form 10-K for the year ended December 31, 2021.)
96.2	Technical Report Summary for Leer South Mine – S-K 1300 Report. (incorporated by reference to Exhibit 96.2 to Arch Resources’ Annual Report on Form 10-K for the year ended December 31, 2021.)
96.3	Technical Report Summary for Black Thunder Mine – S-K 1300 Report. (incorporated by reference to Exhibit 96.3 to Arch Resources’ Annual Report on Form 10-K for the year ended December 31, 2021.)
101

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL: (1) Consolidated Statements of Operations, (2) Consolidated Statements of Comprehensive Income (Loss), (3) Consolidated Balance Sheets, (4) Consolidated Statements of Cash Flows, (5) Consolidated Statements of Stockholders’ Equity and (6) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

Arch Resources, Inc.
/s/ Paul A. Lang
Paul A. Lang
Chief Executive Officer, Director
February 16, 2023

	Signatures	Capacity	Date

	/s/ Paul A. Lang	Chief Executive Officer, Director
	Paul A. Lang	(Principal Executive Officer)	February 16, 2023

	/s/ Matthew C. Giljum	Senior Vice President and Chief Financial Officer
	Matthew C. Giljum	(Principal Financial Officer)	February 16, 2023

	/s/ John W. Lorson	Vice President and Chief Accounting Officer
	John W. Lorson	(Principal Accounting Officer)	February 16, 2023

*
	John W. Eaves	Executive Chairman	February 16, 2023

*
	James N. Chapman	Director	February 16, 2023

*
	Patrick J. Bartels, Jr.	Director	February 16, 2023

*
	Patrick A. Kriegshauser	Director	February 16, 2023

*
	Richard A. Navarre	Director	February 16, 2023

*
	Holly Keller Koeppel	Director	February 16, 2023

*
	Molly P. Zhang	Director	February 16, 2023

*By	/s/ Rosemary L. Klein
Rosemary L. Klein,
Attorney-in-Fact

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Arch Resources, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Arch Resources, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 16, 2023, expressed an unqualified opinion thereon.

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

Asset Retirement Obligation (ARO) Liability

Description of Critical Audit Matter

At December 31, 2022, the Company’s asset retirement obligations totaled $244.4 million. As discussed in Note 2 and Note 15 of the consolidated financial statements, the Company’s obligations associated with the retirement of long-lived assets are recognized at fair value at the time the obligations are incurred. Upon initial recognition of a liability, a corresponding amount is capitalized as part of the carrying value of the related long-lived asset. The Company reviews its asset retirement obligations at least annually and makes necessary adjustments for permit changes as granted by state authorities and for revisions of estimates of the timing and extent of reclamation activities and cost estimates.

Management’s estimate involves a high degree of subjectivity and auditing the significant assumptions utilized by management in estimating the fair value of the liability requires judgement. In particular, the obligation’s fair value is determined using a discounted cash flow technique and is based upon mining permit requirements and various assumptions including estimates of disturbed acreage, life of the mine, reclamation costs and assumptions regarding equipment productivity.

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

February 16, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Arch Resources, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Arch Resources, Inc. and subsidiaries internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Arch Resources, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income(loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15, and our report dated, February 16, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

St. Louis, Missouri

February 16, 2023

REPORT OF MANAGEMENT

The management of Arch Resources, Inc. and subsidiaries (the “Company”) is responsible for the preparation of the consolidated financial statements and related financial information in this annual report. The financial statements are prepared in accordance with accounting principles generally accepted in the United States and necessarily include some amounts that are based on management’s informed estimates and judgments, with appropriate consideration given to materiality.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Arch Resources, Inc. and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not detect or prevent misstatements. Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or processes may deteriorate.

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2022 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that the Company’s internal control over financial reporting is effective as of December 31, 2022.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit opinion on the Company’s internal control over financial reporting as of December 31, 2022.

Arch Resources, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2022	2021	2020

Revenues	$3,724,593	$2,208,042	$1,467,592
Costs, expenses and other operating
Cost of sales (exclusive of items shown separately below)	2,338,863	1,579,836	1,378,479
Depreciation, depletion and amortization	133,300	120,327	121,552
Accretion on asset retirement obligations	17,721	21,748	19,887
Change in fair value of coal derivatives and coal trading activities, net	1,274	(2,392)	5,219
Selling, general and administrative expenses	105,355	92,342	82,397
Costs related to proposed joint venture with Peabody Energy	—	—	16,087
Asset impairment and restructuring	—	—	221,380
Gain on property insurance recovery related to Mountain Laurel longwall	—	—	(23,518)
Loss (Gain) on divestitures	—	24,225	(1,505)
Other operating expense (income), net	18,669	4,826	(22,246)
	2,615,182	1,840,912	1,797,732

Income (loss) from operations	1,109,411	367,130	(330,140)

Interest expense, net
Interest expense	(20,461)	(23,972)	(14,432)
Interest and investment income	7,299	628	3,808
	(13,162)	(23,344)	(10,624)

Income (loss) before nonoperating expenses	1,096,249	343,786	(340,764)

Nonoperating (expenses) income
Non-service related pension and postretirement benefit costs	(2,841)	(4,339)	(3,884)
Net loss resulting from early retirement of debt	(14,420)	—	—
Reorganization items, net	—	—	26
	(17,261)	(4,339)	(3,858)

Income (loss) before income taxes	1,078,988	339,447	(344,622)
(Benefit from) provision for income taxes	(251,926)	1,874	(7)
Net income (loss)	$1,330,914	$337,573	$(344,615)

Net income (loss) per common share
Basic earnings (loss) per share	$77.67	$22.04	$(22.74)
Diluted earnings (loss) per share	$63.88	$19.20	$(22.74)
Weighted average shares outstanding
Basic weighted average shares outstanding	17,136	15,318	15,153
Diluted weighted average shares outstanding	20,985	17,579	15,153

The accompanying notes are an integral part of the consolidated financial statements.

Arch Resources, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2022	2021	2020

Net income (loss)	$1,330,914	$337,573	$(344,615)

Derivative instruments
Comprehensive income (loss) before tax	1,763	2,128	(1,328)
(Benefit from) provision for income taxes	—	—	—
	1,763	2,128	(1,328)
Pension, postretirement and other post-employment benefits
Comprehensive income (loss) before tax	57,930	47,562	(39,732)
(Benefit from) provision for income taxes	(12,548)	—	—
	45,382	47,562	(39,732)
Available-for-sale securities
Comprehensive income (loss) before tax	161	169	(330)
(Benefit from) provision for income taxes	(35)	—	—
	126	169	(330)

Total other comprehensive income (loss)	47,271	49,859	(41,390)
Total comprehensive income (loss)	$1,378,185	$387,432	$(386,005)

The accompanying notes are an integral part of the consolidated financial statements.

Arch Resources, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$236,059	$325,194
Short-term investments	36,993	14,463
Restricted cash	1,100	1,101
Trade accounts receivable (net of $0 allowance at December 31, 2022 and December 31, 2021)	236,999	324,304
Other receivables	18,301	8,271
Inventories	223,015	156,734
Other current assets	71,384	52,804
Total current assets	823,851	882,871

Property, plant and equipment
Coal lands and mineral rights	406,085	406,822
Plant and equipment	968,420	844,107
Deferred mine development	475,037	402,470
	1,849,542	1,653,399
Less accumulated depreciation, depletion and amortization	(662,514)	(533,356)
Property, plant and equipment, net	1,187,028	1,120,043
Other assets
Deferred income taxes	209,470	—
Equity investments	17,267	15,403
Fund for asset retirement obligations	135,993	20,000
Other noncurrent assets	59,499	78,843
Total other assets	422,229	114,246
Total assets	$2,433,108	$2,117,160

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$211,848	$131,986
Accrued expenses and other current liabilities	157,043	167,304
Current maturities of debt	57,988	223,050
Total current liabilities	426,879	522,340
Long-term debt	116,288	337,623
Asset retirement obligations	235,736	192,672
Accrued pension benefits	1,101	1,300
Accrued postretirement benefits other than pension	49,674	73,565
Accrued workers’ compensation	155,756	224,105
Other noncurrent liabilities	82,094	81,689
Total liabilities	1,067,528	1,433,294
Stockholders' equity
Common stock, $0.01 par value, authorized 300,000 shares, issued 28,761 and 25,481 shares at December 31, 2022 and December 31, 2021, respectively	288	255
Paid-in capital	724,660	784,356
Retained earnings	1,565,374	712,478
Treasury stock, 11,207 and 10,088 shares at December 31, 2022 and December 31, 2021, respectively, at cost	(986,171)	(827,381)
Accumulated other comprehensive income	61,429	14,158
Total stockholders’ equity	1,365,580	683,866
Total liabilities and stockholders’ equity	$2,433,108	$2,117,160

The accompanying notes are an integral part of the consolidated financial statements.

Arch Resources, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2022	2021	2020

Operating activities
Net income (loss)	$1,330,914	$337,573	$(344,615)
Adjustments to reconcile to cash from operating activities:
Depreciation, depletion and amortization	133,300	120,327	121,552
Accretion on asset retirement obligations	17,721	21,748	19,887
Deferred income taxes	(222,023)	8	14,430
Employee stock-based compensation expense	27,383	20,539	17,435
Amortization relating to financing activities	2,459	6,549	5,599
Gain on property insurance recovery related to Mountain Laurel longwall	—	—	(23,518)
(Gain) loss on disposals and divestitures, net	(997)	23,276	(3,727)
Reclamation work completed	(13,720)	(39,047)	(14,357)
Contribution to fund for asset retirement obligations	(115,993)	(20,000)	—
Non-cash asset impairment and restructuring	—	—	198,007
Changes in:
Receivables	77,274	(212,950)	63,657
Inventories	(66,281)	(30,726)	(9,126)
Accounts payable, accrued expenses and other current liabilities	84,947	45,547	(46,066)
Income taxes, net	(30,507)	1,820	22,859
Coal derivative assets and liabilities, including margin account	1,274	(3,553)	(1,045)
Asset retirement obligations	(1,193)	(13,697)	(1,787)
Pension, postretirement and other postemployment benefits	(25,537)	4,571	588
Other	10,519	(23,701)	41,333
Cash provided by operating activities	1,209,540	238,284	61,106
Investing activities
Capital expenditures	(172,728)	(245,440)	(285,821)
Minimum royalty payments	(1,069)	(1,186)	(1,248)
Proceeds from disposals and divestitures	1,972	21,228	1,007
Purchases of short-term investments	(39,731)	—	(120,624)
Proceeds from sales of short-term investments	17,337	87,486	158,708
Investments in and advances to affiliates, net	(9,575)	(3,303)	(1,549)
Proceeds from property insurance recovery related to Mountain Laurel longwall	—	—	23,518
Cash used in investing activities	(203,794)	(141,215)	(226,009)
Financing activities
Payments on term loan due 2024	(273,788)	(7,895)	(3,000)
Proceeds from equipment financing	—	19,438	53,611
Proceeds from tax exempt bonds	—	44,985	53,090
Payments on convertible debt	(208,130)	—	155,250
Purchase of capped call related to convertible debt	—	—	(17,543)
Net payments on other debt	(11,235)	(11,195)	(15,922)
Debt financing costs	(1,035)	(2,057)	(9,718)
Dividends paid	(456,392)	(3,830)	(8,245)
Purchases of treasury stock	(156,790)	—	—
Payments for taxes related to net share settlement of equity awards	(7,052)	(4,840)	(2,195)
Proceeds from warrants exercised	19,540	1,175	—
Cash (used in) provided by financing activities	(1,094,882)	35,781	205,328
(Decrease) increase in cash and cash equivalents, including restricted cash	(89,136)	132,850	40,425
Cash and cash equivalents, including restricted cash, beginning of period	$326,295	$193,445	153,020
Cash and cash equivalents, including restricted cash, end of period	$237,159	$326,295	$193,445
SUPPLEMENTAL CASH FLOW INFORMATION
Cash and cash equivalents	$236,059	$325,194	$187,492
Restricted Cash	1,100	1,101	5,953
Cash paid during the period for interest	$18,820	$31,568	$19,602
Cash refunded during the period for income taxes, net	$—	$—	$37,535

The accompanying notes are an integral part of the consolidated financial statements.

Arch Resources, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Three Years Ended December 31, 2022

			Treasury		Accumulated Other
	Common	Paid-In	Stock, at	Retained	Comprehensive
	Stock	Capital	Cost	Earnings	Income (Loss)	Total

	(In thousands, except per share data)
BALANCE AT DECEMBER 31, 2019	$252	$730,551	$(827,381)	$731,425	$5,689	$640,536
Dividends on common shares	—	—	—	(7,904)	—	(7,904)
Employee stock-based compensation	—	17,435	—	—	—	17,435
Issuance of Convertible Debt, net of fees	—	39,237	—	—	—	39,237
Purchase of capped call related to convertible debt	—	(17,543)	—	—	—	(17,543)
Common stock withheld related to net share settlement of equity awards	1	(2,196)	—	—	—	(2,195)
Total comprehensive income (loss)	—	—	—	(344,615)	(41,390)	(386,005)
BALANCE AT DECEMBER 31, 2020	$253	$767,484	$(827,381)	$378,906	$(35,701)	$283,561
Dividends on common shares	—	—	—	(4,001)	—	(4,001)
Issuance of 157,609 shares of common stock under long-term incentive plan	2	—	—	—	—	2
Employee stock-based compensation	—	20,539	—	—	—	20,539
Common stock withheld related to net share settlement of equity awards	—	(4,842)	—	—	—	(4,842)
Warrants exercised	—	1,175	—	—	—	1,175
Total comprehensive income	—	—	—	337,573	$49,859	387,432
BALANCE AT DECEMBER 31, 2021	$255	$784,356	$(827,381)	$712,478	$14,158	$683,866
Cumulative effect of accounting change on convertible debt	—	(39,239)	—	6,718	—	(32,521)
Dividends on common shares	—	—	—	(456,459)	—	(456,459)
Dividend equivalents earned on RSU grants	—	826	—	(28,277)	—	(27,451)
Purchase of 1,118,457 shares of common stock under share repurchase program	—	—	(158,790)	—	—	(158,790)
Employee stock-based compensation	—	27,383	—	—	—	27,383
Cash paid for convertible debt repurchased	—	(61,124)	—	—	—	(61,124)
Issuance of 92,314 shares of common stock under long-term incentive plan	1	—	—	—	—	1
Issuance of 2,636,660 shares of common stock for convertible debt exchanged	26	(32)	—	—	—	(6)
Common stock withheld related to net share settlement of equity awards	—	(7,052)	—	—	—	(7,052)
Issuance of 561,561 shares of common stock for warrants exercised	6	19,542	—	—	—	19,548
Total comprehensive income	—	—	—	1,330,914	$47,271	1,378,185

BALANCE AT DECEMBER 31, 2022	$288	$724,660	$(986,171)	$1,565,374	$61,429	$1,365,580

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

Restricted Cash

Amounts included in restricted cash represent required deposits for a performance bid bond for a potential customer for $1.1 million as of December 31, 2022 and 2021, respectively.

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

Investments in debt securities are classified as available-for-sale and are recorded at their fair values. Unrealized gains and losses on these investments are recorded in other comprehensive income or loss. A decline in the value of an investment that is considered other-than-temporary would be recognized in operating expenses.

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

Property, Plant and Equipment

Plant and Equipment

Plant and equipment were recorded at fair value at emergence during fresh start accounting; subsequent purchases of property, plant and equipment have been recorded at cost. Interest costs incurred during the construction period for major asset additions are capitalized. The Company capitalized $0 interest costs during the year ended December 31, 2022, and $18.6 million during the year ended December 31, 2021, respectively. Expenditures that extend the useful lives of existing plant and equipment or increase the productivity of the asset are capitalized. The cost of maintenance and repairs that do not extend the useful life or increase the productivity of the asset is expensed as incurred.

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

The net book value of the Company’s coal interests was $239.4 million and $259.8 million at December 31, 2022 and 2021, respectively. Payments to acquire royalty lease agreements and lease bonus payments are capitalized as a cost of the underlying mineral reserves and depleted over the life of proven and probable reserves. Coal lease rights are depleted using the units-of-production method, and the rights are assumed to have no residual value.

The Company currently does not have any future lease bonus payments.

Depreciation, depletion and amortization

The depreciation, depletion and amortization related to long-lived assets is reflected in the Consolidated Statements of Operations as a separate line item. No depreciation, depletion or amortization are included in any other operating cost categories.

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

Deferred Financing Costs

The Company capitalizes costs incurred in connection with new borrowings, the establishment or enhancement of credit facilities and the issuance of debt securities. These costs are amortized as an adjustment to interest expense over the life of the borrowing or term of the credit facility using the effective interest method. Debt issuance costs related to a recognized liability are presented in the balance sheet as a direct reduction from the carrying amount of that liability whereas debt issuance costs related to a credit facility with no balance outstanding are shown as an asset. The unamortized balance of deferred financing costs shown as an asset was $1.6 million at December 31, 2022, with $0.6 million classified as current; the unamortized balance of deferred financing costs shown as an asset at December 31, 2021 was $1.2 million with $0.7 million classified as current. The current amounts are classified within “Other current assets” and the noncurrent amounts are classified within “Other noncurrent assets.” For information on the unamortized balance of deferred financing fees related to outstanding debt, see Note 13 to the Consolidated Financial Statements, “Debt and Financing Arrangements.”

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

Asset Retirement Obligations

The Company’s legal obligations associated with the retirement of long-lived assets are recognized at fair value at the time the obligations are incurred. Accretion expense is recognized through the expected settlement date of the obligation. Obligations are incurred at the time development of a mine commences for underground and surface mines or construction begins for support facilities, refuse areas and slurry ponds. The obligation’s fair value is determined using a discounted cash flow technique and is based upon permit requirements and various estimates and assumptions that would be used by market participants, including estimates of disturbed acreage, reclamation costs and assumptions regarding equipment productivity. Upon initial recognition of a liability, a corresponding amount is capitalized as a component of the carrying value of the related long-lived asset.

The Company reviews its asset retirement obligation at least annually and makes necessary adjustments for permit changes as granted by state authorities and for revisions of estimates of the amount and timing of costs. For ongoing operations, adjustments to the liability result in an adjustment to the corresponding asset. For idle operations, adjustments to the liability are recognized as income or expense in the period the adjustment is recorded. Any difference between the recorded obligation and the actual cost of reclamation is recorded in profit or loss in the period the obligation is settled. See additional discussion in Note 15 to the Consolidated Financial Statements, “Asset Retirement Obligations.”

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

See Note 11 to the Consolidated Financial Statements, “Derivatives” for further disclosures related to the Company’s derivative instruments.

Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly hypothetical transaction between market participants at a given measurement date. Valuation techniques used must maximize the use of observable inputs and minimize the use of unobservable inputs. See Note 16 to the Consolidated Financial Statements, “Fair Value Measurements” for further disclosures related to the Company’s recurring fair value estimates.

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

See Note 14 to the Consolidated Financial Statements, “Taxes” for further disclosures about income taxes.

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

The Company recognizes the overfunded or underfunded status of these plans as determined on an actuarial basis on the balance sheet and the changes in the funded status are recognized in other comprehensive income. The Company amortizes actuarial gains and losses over the remaining service attribution periods of the employees using the corridor method. See Note 20 to the Consolidated Financial Statements, “Employee Benefit Plans” for additional disclosures relating to these obligations.

Stock-Based Compensation

The compensation cost of all stock-based awards is determined based on the grant-date fair value of the award, and is recognized over the requisite service period. The grant-date fair value of restricted stock awards with a market condition is determined using a Monte Carlo simulation. Compensation cost for an award with performance conditions is accrued if it is probable that the conditions will be met. The Company accounts for forfeitures as they occur. See further discussion in Note 18 to the Consolidated Financial Statements, “Stock-Based Compensation and Other Incentive Plans.”

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

Upon issuance of the Company's $155.3 million principal amount of 5.25% convertible senior notes due 2025 (the "Convertible Notes" or “Convertible Debt”) in November 2020, the Company bifurcated the debt and equity components of the Convertible Notes to long-term debt and additional paid-in capital in its consolidated balance sheet. The amount recorded to additional paid-in capital represented a debt discount that was being amortized to interest expense over the life of the Convertible Notes. As part of the adoption of ASU 2020-06, the Company (i) reversed the equity component recorded to additional paid-in capital of $39.2 million, (ii) recorded a cumulative effect of the adoption of ASU 2020-06 of $6.7 million to retained earnings, representing a reversal of the debt discount that was amortized to interest expense, and (iii) an offsetting increase in debt. See Note 13, “Debt and Financing Arrangements” for additional information.

Additionally, upon adoption of ASU 2020-06, the treasury stock method utilized by the Company to calculate earnings per share through December 31, 2021 is no longer permitted. Accordingly, the Company has transitioned to the if-converted method utilizing the modified retrospective approach.  For the year ended December 31, 2022, under the previous treasury stock method, the diluted earnings per share would have been approximately $65.28. As a result of the adoption of ASU 2020-06, diluted earnings per share decreased by $1.40 for the year ended December 31, 2022.

Recently Adopted Accounting Guidance Not Yet Effective

There are no new pronouncements issued but not yet effective expected to have a material impact on the Company’s financial position, results of operations, or liquidity.

3. Accumulated Other Comprehensive Income (Loss)

The following items are included in accumulated other comprehensive income:

		Pension,
		Postretirement		Accumulated
		and Other Post-		Other
	Derivative	Employment	Available-for-	Comprehensive
	Instruments	Benefits	Sale Securities	Income (loss)

	(In thousands)
January 1, 2021	$(3,891)	$(31,459)	$(351)	$(35,701)
Unrealized gains (losses)	200	47,159	191	47,550
Amounts reclassified from accumulated other comprehensive income (loss)	1,928	403	(22)	2,309
Balances at December 31, 2021	$(1,763)	$16,103	$(182)	$14,158
Unrealized gains (losses)	223	61,041	(21)	61,243
Amounts reclassified from accumulated other comprehensive income (loss)	1,540	(3,111)	182	(1,389)
Tax effect	—	(12,548)	(35)	(12,583)
Balances at December 31, 2022	$—	$61,485	$(56)	$61,429

The following amounts were reclassified out of accumulated other comprehensive income (loss) during the respective periods:

	December 31,	December 31,	Line Item in the Consolidated
Details About AOCI Components	2022	2021	Statements of Operations

Interest rate hedges	$(112)	$(1,928)	Interest expense
Interest rate hedges (ineffective portion)	(1,428)	—	Net loss resulting from early retirement of debt
	—	—	(Benefit from) provision for income taxes
	$(1,540)	$(1,928)	Net of tax

Pension, postretirement and other post-employment benefits
Amortization of actuarial gains (losses), net [1]	$2,193	$(2,361)	Non-service related pension and postretirement benefit credits (costs)
Amortization of prior service credits	147	190	Non-service related pension and postretirement benefit credits
Pension settlement	771	1,768	Non-service related pension and postretirement benefit credits
	$3,111	$(403)	Total before tax
	(674)	—	(Benefit from) provision for income taxes
	$2,437	$(403)	Net of tax

Available-for-sale securities [2]	$(182)	$22	Interest and investment income
	39	—	(Benefit from) provision for income taxes
	$(143)	$22	Net of tax

1 Production-related benefits and workers’ compensation costs are included in costs of sales.

2 The gains and losses on sales of available-for-sale-securities are determined on a specific identification basis.

4. Divestitures

In November 2021, the Company sold its 49.5% ownership in Knight Hawk Holdings, LLC (Knight Hawk”) to CBR, LLC. The Company received total proceeds of $38 million which consist of $20 million received in the fourth quarter of 2021 and a three year note receivable for $18 million with monthly payments of $0.5 million. The sale resulted in a non-cash loss of $24.2 million that was recorded in “Loss (Gain) on divestitures” as of December 31, 2021. See Note 10 to the Consolidated Financial Statements, “Equity Method Investments and Membership Interests in Joint Venture” for further disclosures about the divestiture.

In December 2020, the Company sold its Viper mine in the Illinois basin to Knight Hawk Holdings, LLC in exchange for an additional 1.5% ownership interest in Knight Hawk. The sale resulted in an increase in the Company’s ownership to 49.5% and a gain of $0.1 million was recorded which is reflected within the line item, “Loss (Gain) on divestitures,” on the Consolidated Statements of Operations. See Note 10 to the Consolidated Financial Statements, “Equity Method Investments and Membership Interests in Joint Venture” for further disclosures about the divestiture.

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

The Company recorded $13.4 million of employee severance expense related to a voluntary separation plan during the year ended December 31, 2020. During the first and second quarters of 2020, 254 employees from the Company’s thermal operations and the corporate staff accepted the voluntary separation package. No amounts related to the employee severance expense were incurred for the years ended December 31, 2022 and 2021. As of December 31, 2022 and 2021, there were no indicators of impairment.

6. Joint Venture with Peabody Energy

The Company incurred expenses of $16.1 million during the year ended December 31, 2020, associated with the regulatory approval process related to the proposed joint venture with Peabody that was terminated jointly by the parties due to the Federal Trade Commission blocking the joint venture during the third quarter of 2020. No amounts related to the joint venture were incurred for the years ended December 31, 2022 and 2021.

7. Gain on Property Insurance Recovery Related to Mountain Laurel Longwall

The Company recorded a $23.5 million gain related to a property insurance recovery on the longwall shields at its Mountain Laurel operation during the year ended December 31, 2020. As a result of geologic conditions in the final longwall panel, Mountain Laurel was unable to recover 123 of the longwall system’s 176 hydraulic shields. No amounts related to the property insurance recovery were incurred for the years ended December 31, 2022 and 2021.

8. Inventories

Inventories consist of the following:

	December 31,	December 31,
	2022	2021

	(In thousands)
Coal	$96,954	$75,653
Repair parts and supplies	126,061	81,081
	$223,015	$156,734

The repair parts and supplies are stated net of an allowance for slow-moving and obsolete inventories of $2.4 million at December 31, 2022 and $2.3 million at December 31, 2021.

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

The Company’s investments in available-for-sale marketable securities are as follows:

	December 31, 2022

		Gross		Allowance
		Unrealized		for - Credit	Fair
	Cost Basis	Gains	Losses	Losses	Value

	(In thousands)
Available-for-sale:
U.S. government and agency securities	$28,325	$1	$(25)	$—	$28,301
Corporate notes and bonds	8,689	20	(17)	—	8,692
Total Investments	$37,014	$21	$(42)	$—	$36,993

	December 31, 2021

		Gross		Allowance
		Unrealized		for - Credit	Fair
	Cost Basis	Gains	Losses	Losses	Value

	(In thousands)
Available-for-sale:
U.S. government and agency securities	$6,074	$—	$(71)	$—	$6,003
Corporate notes and bonds	8,571	—	(111)	—	8,460
Total Investments	$14,645	$—	$(182)	$—	$14,463

The aggregate fair value of investments with unrealized losses that had been owned for less than a year was $22.6 million and $0.0 million at December 31, 2022 and 2021, respectively. The aggregate fair value of investments with unrealized losses that have been owned for over a year was $0.0 million and $14.5 million at December 31, 2022 and 2021, respectively.

The debt securities outstanding at December 31, 2022 have maturity dates ranging through the first quarter of 2024. The Company classifies its investments as current based on the nature of the investments and their availability to provide cash for use in current operations, if needed.

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

Below are the equity method investments reflected in the consolidated balance sheets:

	Knight
(In thousands)	Hawk	DTA	Total

December 31, 2020	$56,085	$15,698	$71,783
Advances to (distributions from) affiliates, net	(7,886)	3,303	(4,583)
Equity in comprehensive income (loss)	14,026	(3,598)	10,428
Sale of Equity investment	(62,225)	—	(62,225)
December 31, 2021	$—	$15,403	$15,403
Advances to affiliates, net	—	9,575	9,575
Equity in comprehensive loss	—	(7,711)	(7,711)

December 31, 2022	$—	$17,267	$17,267

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

11. Derivatives

Interest rate risk management

The Company has historically used interest rate swaps to reduce the variability of cash outflows associated with interest payments on its variable rate term loan. These swaps were designated as cash flow hedges at inception. For additional information on these arrangements, see Note 13 to the Consolidated Financial Statements, “Debt and Financing Arrangements.”

Diesel fuel price risk management

The Company is exposed to price risk with respect to diesel fuel purchased for use in its operations. The Company anticipates purchasing approximately 40 to 45 million gallons of diesel fuel for use in its operations during 2023. To protect the Company’s cash flows from increases in the price of diesel fuel, the Company has purchased heating oil call options. At December 31, 2022, the Company had protected the price of expected diesel fuel purchases for 2023 with approximately 15 million gallons of heating oil call options with an average strike price of $4.07 per gallon. These positions are not designated as hedges for accounting purposes, and therefore, changes in the fair value are recorded immediately to earnings.

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

At December 31, 2022, the Company held derivatives for risk management purposes that are expected to settle in the following years:

(Tons in thousands)	2023
Coal sales	39
Coal purchases	—

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

The fair value and location of derivatives reflected in the accompanying Consolidated Balance Sheets are as follows:

	December 31, 2022			December 31, 2021
Fair Value of Derivatives	Asset	Liability		Asset	Liability
(In thousands)	Derivative	Derivative		Derivative	Derivative
Derivatives Not Designated as Hedging Instruments
Heating oil -- diesel purchases	1,300	—		1,219	—
Coal -- risk management	1,407	—		4,885	(2,203)
Total	$2,707	$—		$6,104	$(2,203)
Total derivatives	$2,707	$—		$6,104	$(2,203)
Effect of counterparty netting	—	—		(1,890)	1,890
Net derivatives as classified in the balance sheets	$2,707	$—	$2,707	$4,214	$(313)	$3,901

Fair Value of Derivatives		December 31,	December 31,
(In thousands)		2022	2021
Net derivatives as reflected on the balance sheets (in thousands)
Heating Oil and coal	Other current assets	$2,707	$4,214
Coal	Accrued expenses and other current liabilities	—	(313)
		$2,707	$3,901

At December 31, 2022, the current open derivative positions are non-margined. The Company had a current asset representing cash collateral posted to a margin account for derivative positions primarily related to coal derivatives of $2.8 million at December 31, 2021. This amount is not included with the derivatives presented in the table above and is included in “other current assets” in the accompanying Consolidated Balance Sheets.

The effects of derivatives on measures of financial performance are as follows:

Derivatives used in Cash Flow Hedging Relationships (in thousands)

For the noted periods,

		Gain (Loss) Recognized in Other Comprehensive
		Income (Effective Portion)
		Year Ended	Year Ended	Year Ended
		December 31,	December 31,	December 31,
		2022	2021	2020
Coal sales	(1)	$—	$—	$500
Coal purchases	(2)	—	—	(496)
		$—	$—	$4

	Gains (Losses) Reclassified from Other
	Comprehensive Income into Income
	(Effective Portion)
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2022	2021	2020
Coal sales	$—	$—	$(1,850)
Coal purchases	—	—	1,458
	$—	$—	$(392)

No ineffectiveness or amounts excluded from effectiveness testing relating to the Company’s cash flow hedging relationships were recognized in the results of operations in the respective periods.

Derivatives Not Designated as Hedging Instruments (in thousands)

For the noted periods,

		Gain (Loss) Recognized
		Year Ended	Year Ended	Year Ended
		December 31,	December 31,	December 31,
		2022	2021	2020
Coal trading— realized and unrealized	(3)	$—	$—	$222
Coal risk management— unrealized	(3)	(1,274)	2,392	(5,517)
Natural gas trading — realized and unrealized	(3)	—	—	76
Change in fair value of coal derivatives and coal trading activities, net total		$(1,274)	$2,392	$(5,219)

Coal risk management — realized	(4)	$(42,068)	$(27,464)	$9,258
Heating oil — diesel purchases	(4)	$8,309	$—	$(558)

Location in Consolidated Statements of Operations:

(1)	— Revenues
(2)	— Cost of sales
(3)	— Change in fair value of coal derivatives and coal trading activities, net
(4)	— Other operating income, net

12. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,	December 31,
	2022	2021

	(In thousands)
Payroll and employee benefits	$61,836	$55,898
Taxes other than income taxes	53,105	61,582
Interest	2,511	3,439
Workers’ compensation	17,584	14,202
Asset retirement obligations	8,632	21,781
Coal derivatives	—	313
Other	13,375	10,089
	$157,043	$167,304

13. Debt and Financing Arrangements

	December 31,	December 31,
	2022	2021

	(In thousands)
Term loan due 2024 ($6.5 million face value)	$6,502	$280,353
Tax Exempt Bonds ($98.1 million face value)	98,075	98,075
Convertible Debt ($13.2 million face value)	13,156	121,617
Other	59,472	70,836
Debt issuance costs	(2,929)	(10,208)
	174,276	560,673
Less: current maturities of debt	57,988	223,050
Long-term debt	$116,288	$337,623

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

During the year ended December 31, 2022, the Company repaid $273.8 million of the Term Loan leaving a remaining balance of $6.5 million. The remaining balance of $6.5 million was left as certain terms and conditions governing the Term Loan are incorporated into the Company’s outstanding indebtedness. As a result of the repayment, the Company recorded $4.1 million in “net loss resulting from early retirement of debt” during the nine months ended December 31, 2022 in the accompanying Consolidated Statements of Operations relating to deferred financing fees, original issue discount, and the ineffective portion of an interest rate swap designated as a cashflow hedge, partially offset by gains on repurchases of the Term Loans.

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

Under the Securitization Facility, Arch Receivable, Arch Resources and certain of Arch Resources’ subsidiaries party to the Securitization Facility have granted to the administrator of the Securitization Facility a first priority security interest in eligible trade accounts receivable generated by such parties from the sale of coal and all proceeds thereof. As of December 31, 2022, letters of credit totaling $48.6 million were outstanding under the facility with $101.4 million available for borrowings.

Inventory-Based Revolving Credit Facility

On August 3, 2022, Arch Resources amended the senior secured inventory-based revolving credit facility in an aggregate principal amount of $50 million (the “Inventory Facility”) with Regions Bank (“Regions”) as administrative agent and collateral agent, as lender and swingline lender and as letter of credit issuer. Availability under the Inventory Facility is subject to a borrowing base consisting of (i) 85% of the net orderly liquidation value of eligible coal inventory, plus (ii) the lesser of (x) 85% of the net orderly liquidation value of eligible parts and supplies inventory and

(y) 35% of the amount determined pursuant to clause (i), plus (iii) 100% of Arch Resources’ Eligible Cash (defined in the Inventory Facility), subject to reduction for reserves imposed by Regions.

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

The Inventory Facility is subject to certain usual and customary mandatory prepayment events, including non-ordinary course asset sales or dispositions, subject to customary thresholds, exceptions (including exceptions for required prepayments under Arch Resources’ term loan facility) and reinvestment rights.

The Inventory Facility contains certain customary affirmative and negative covenants; events of default, subject to customary thresholds and exceptions; and representations, including certain cash management and reporting requirements that are customary for asset-based credit facilities. The Inventory Facility also includes a requirement to maintain Liquidity equal to or exceeding $100 million at all times. As of December 31, 2022, letters of credit totaling $26.2 million were outstanding under the facility with $23.8 million available for borrowings.

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

The Tax Exempt Bonds bear interest payable each January 1 and July 1, and have a final maturity of July 1, 2045; however, the Tax Exempt Bonds are subject to mandatory tender on July 1, 2025 at a purchase price equal to 100% of the principal amount of the Tax Exempt Bonds, plus accrued interest to July 1, 2025. The 2020 Tax Exempt Bonds and 2021 Tax Exempt Bonds bear interest of 5% and 4.125%, respectively.

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

The Convertible Notes are redeemable, in whole and not part, at the Company’s option at any time on or after November 20, 2023 and on or before the 40th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price on: (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (ii) the trading day immediately before the date the Company sends such notice. In addition, calling the Convertible Notes for redemption will constitute a Make-Whole Fundamental Change, which will result in an increase to the conversion rate in certain circumstances for a specified period of time. No sinking fund is provided for the Convertible Notes.

During 2022, the conversion price was revalued on a quarterly basis due to quarterly dividend declarations and the conversion price is $31.751 per share at December 31, 2022. The Convertible Notes may be converted in certain circumstances, including at any time after, and including, July 15, 2025 until the close of business on the second scheduled trading day immediately before the maturity date.

During the fourth quarter of 2022, the common stock sale condition of the Convertible Notes was satisfied. As described in the Indenture, this condition is satisfied when the closing stock price exceeds 130% of the conversion price for at least 20 trading days of the last 30 trading days prior to quarter end. As a result, the Convertible Notes are currently convertible at the election of noteholders during the fourth quarter of 2022 and are classified as current maturities of debt on the Company’s Consolidated Balance Sheet at December 31, 2022.

During the year ended December 31, 2022, the Company entered into exchange and repurchase agreements for $142.1 million principal amount of the Convertible Notes for aggregate consideration consisting of $208.1 million in cash and approximately 2.6 million shares of Arch Resources common stock. In connection with the exchanges and repurchases, the Company recognized a total loss of $10.3 million which includes inducement premium payments of $5.0 million, unamortized deferred financing fees of $3.8 million and professional fees of $1.5 million. This amount is included as “Net loss resulting from early retirement of debt” in the accompanying Consolidated Statements of Operations.

As of December 31, 2022, $13.2 million of the Convertible Notes remained outstanding and the if-converted value of the Convertible Notes exceeded the principal amount by $46.0 million.

Total interest expense related to the Convertible Debt for the year ended December 31, 2022 was $4.7 million, which was related to the contractual interest coupon of $4.1 million and $0.6 million of amortization of deferred financing fees. Total interest expense related to the Convertible Debt for the year ended December 31, 2021 was $15.1 million and was comprised of $8.2 million related to the contractual interest coupon and $6.9 million related to the amortization of the discount on the liability component and amortization of deferred financing fees.

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

As of December 31, 2022, the Capped Call Transactions remain outstanding and have an intrinsic value of $62.1 million.

The Capped Call Transactions are separate transactions, in each case entered into between the Company and the respective Option Counterparty, and are not part of the terms of the Convertible Notes and will not affect any holder’s rights under the Convertible Notes. Holders of the Convertible Notes will not have any rights with respect to the Capped Call Transactions. Additionally, the cost of the Capped Call Transactions is not expected to be tax deductible as the Company did not elect to integrate the Capped Call Transactions into the notes for tax purposes. As the Capped Call Transactions meet certain accounting criteria, the were classified as equity and are not accounted for as derivatives.

Interest Rate Swaps

The Company entered into a series of interest rate swaps to fix a portion of the LIBOR interest payments due under the Term Loan Debt Facility. Through the date of the prepayment, the interest rate swaps qualified for cash flow hedge accounting treatment, and as such, the change in the fair value of the interest rate swaps was recorded on the Company’s Consolidated Balance Sheets as an asset or liability with the effective portion of the gains or losses reported as a component of accumulated other comprehensive income and the ineffective portion reported in earnings. Due to the Company repaying the majority of the Term Loans in the first quarter of 2022, the interest rate swaps no longer qualify for cash flow hedge accounting and are considered ineffective. As a result, the Company reclassified $1.4 million from other comprehensive income to expense. Additionally, future changes in value of the interest rate swaps will be recorded to “other operating expense (income), net” in the accompanying Consolidated Statements of Operations.

The fair value of the interest rate swaps at December 31, 2022 is an asset of $1.2 million, which is recorded within Other noncurrent assets. The interest rate swaps are classified as Level 2 within the fair value hierarchy.

Debt Maturities

The contractual maturities of debt as of December 31, 2022 are as follows:

Year	(In thousands)
2023	$46,008
2024	12,203
2025	118,994
2026	—
2027	—
Thereafter	—
$177,205

Financing Costs

The Company paid financing costs of $1.0 million, $2.1 million and $9.7 million during the years ended December 31, 2022, 2021 and 2020, respectively.

14. Taxes

Significant components of the (benefit from) provision for income taxes are as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2022	2021	2020
(In thousands)
Current:
Federal	$(30,107)	$1,525	$518
State	204	342	(569)
Total current	$(29,903)	$1,867	$(51)
Deferred:
Federal	$(209,130)	$7	$44
State	(12,893)	—	—
Total deferred	$(222,023)	$7	$44
	$(251,926)	$1,874	$(7)

A reconciliation of the statutory federal income tax provision (benefit) at the statutory rate to the actual (benefit from) provision for income taxes follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2022	2021	2020

Income tax provision (benefit) at statutory rate	$226,587	$71,284	$(72,371)
Percentage depletion and other permanent items	(52,647)	(29,392)	(7,763)
State taxes, net of effect of federal taxes	2,988	16,490	(3,298)
Change in valuation allowance	(420,688)	(69,603)	76,524
Other, net	(8,166)	13,095	6,901
(Benefit from) provision for income taxes	$(251,926)	$1,874	$(7)

Significant components of the Company’s deferred tax assets and liabilities that result from carryforwards and temporary differences between the financial statement basis and tax basis of assets and liabilities are summarized as follows:

	December 31,	December 31,
	2022	2021
(In thousands)
Deferred tax assets:
Tax loss carryforwards	$219,302	$326,763
Tax credit carryforwards	1,656	2,565
Investment in partnerships	39,999	170,610
Other	38,362	17,263
Gross deferred tax assets	$299,319	$517,201
Valuation allowance	(83,704)	(504,392)
Total deferred tax assets	$215,615	$12,809
Deferred tax liabilities:
Plant and equipment	1,245	467
Convertible Notes	75	7,008
Other	4,825	5,304
Total deferred tax liabilities	$6,145	$12,779
Net deferred tax asset	$209,470	$30

The Company provides for deferred income taxes for temporary differences arising from differences between the financial statement and tax basis of assets and liabilities existing at each balance sheet date using enacted tax rates expected to be in effect when the related taxes are expected to be paid or recovered.

The Company assesses the need for a valuation allowance against its deferred tax assets (including temporary differences and tax attributes) through a review of all available positive and negative evidence. On the basis of this assessment, a full valuation allowance was recorded against the Company's net deferred tax assets in 2015 and maintained through 2021. As of December 31, 2021, a $504.4 million valuation allowance fully offset the Company's net deferred tax assets.

During 2022, the Company experienced record profitability, recording a pre-tax profit of $1.08 billion for the year. After considering the impact of this and the resulting significant 3-year cumulative income position, along with all other positive and negative evidence, the Company determined that it is more likely than not that the net deferred tax assets would be realized, except for certain state NOLs and capital losses. Based on this conclusion, the Company released valuation allowance totaling $420.7 million during the fourth quarter of 2022. A corresponding income tax benefit was also recorded through continuing operations.

At December 31, 2022, the Company has gross NOL carryforwards for federal income tax purposes of $607.1 million. Of these carryforwards, approximately $334.5 million will expire, if not utilized, in various years through 2037. The remaining carryforwards have no expiration; however, they can only be used to offset 80% of our U.S. federal taxable income in any taxable year beginning after December 31, 2022.

The ability to use our net NOLs in existence immediately prior to our emergence from bankruptcy in 2016 has been limited by the “ownership change” under Section 382 of the Internal Revenue Code (the “Code”) that occurred as a result of such emergence (the “Emergence Ownership Change”). NOLs generated after the Emergence Ownership Change are generally not subject to limitations resulting from the Emergence Ownership Change.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. This legislation introduces a 15% corporate alternative minimum tax among its key tax provisions. The IRA is effective for years beginning after December 31, 2022, therefore, the Company did not experience material impact in the current year. The Company will continue to evaluate the effects of IRA on future periods, however, does not anticipate any material impact.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits follows:

(In thousands)
Balance at December 31, 2019	$39,729
Additions based on tax positions to the current year	1,583
Additions for tax positions related to the prior year	7,918
Reductions for tax positions of prior years	(732)
Reductions as a result of lapses in the statute of limitations	(382)
Balance at December 31, 2020	48,116
Additions for tax positions related to the current year	3,467
Additions for tax positions related to the prior year	3,931
Reductions for tax positions of prior years	(2,868)
Reductions as a result of lapses in the statute of limitations	(3,683)
Balance at December 31, 2021	48,963
Additions based on tax positions to the current year	5,446
Additions for tax positions related to the prior year	768
Reductions for tax positions of prior years	(125)
Reductions as a result of lapses in the statute of limitations	(36,988)
Balance at December 31, 2022	$18,064

If recognized, the entire amount of the gross unrecognized tax benefits at December 31, 2022 would affect the effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued interest and penalties of $0.0 million and $3.8 million at December 31, 2022 and 2021, respectively. In the next 12 months, $3.1 million gross unrecognized tax benefits are expected to be reduced due to the expiration of the statute of limitations.

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

The following table describes the changes to the Company’s asset retirement obligation liability:

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
(In thousands)
Balance at beginning of period (including current portion)	$214,453	$257,764
Accretion expense	17,721	21,748
Obligations of divested operations	—	—
Adjustments to the liability from changes in estimates	25,914	(26,012)
Reclamation work completed	(13,720)	(39,047)
Balance at period end	$244,368	$214,453
Current portion included in accrued expenses	(8,632)	(21,781)
Noncurrent liability	$235,736	$192,672

As of December 31, 2022, the Company had $457.1 million in reclamation surety bonds outstanding and posted $0.6 million in cash as collateral related to the surety bonds; this amount is recorded within “Noncurrent assets” on the Consolidated Balance Sheets.  Additionally, through December 31, 2022, the Company has contributed $136.0 million to a fund that will serve to defease the long-term asset retirement obligation for its thermal asset base; this amount is recorded as “Fund for asset retirement obligations” on the Consolidated Balance Sheets.  The funds are invested in highly rated securities, such as U.S. Treasuries, which fall within Level 1 of the fair value hierarchy.  The funds will only be utilized for final mine closure reclamation activities.

16. Fair Value Measurements

The hierarchy of fair value measurements assigns a level to fair value measurements based on the inputs used in the respective valuation techniques. The levels of the hierarchy, as defined below, give the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

●Level 1 is defined as observable inputs such as quoted prices in active markets for identical assets. Level 1 assets include U.S. Treasury securities, and coal swaps and futures that are submitted for clearing on the New York Mercantile Exchange.

●Level 2 is defined as observable inputs other than Level 1 prices. These include quoted prices for similar assets or liabilities in an active market, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s level 2 assets and liabilities include U.S. government agency securities, coal commodity contracts and interest rate swaps with fair values derived from quoted prices in over-the-counter markets or from prices received from direct broker quotes.

●Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. These include the Company’s commodity option contracts (heating oil) valued using modeling techniques, such as Black-Scholes, that require the use of inputs, particularly volatility, that are rarely observable. Changes in the unobservable inputs would not have had a significant impact on the reported Level 3 fair values at December 31, 2022 and 2021.

The table below sets forth, by level, the Company’s financial assets and liabilities that are recorded at fair value in the accompanying consolidated balance sheet:

	December 31, 2022
	Total	Level 1	Level 2	Level 3

	(In thousands)
Assets:
Investments in marketable securities	$36,993	$28,301	$8,692	$—
Derivatives	3,955	—	2,655	1,300
Total assets	$40,948	$28,301	$11,347	$1,300
Liabilities:
Derivatives	$—	$—	$—	$—

	Fair Value at December 31, 2021
	Total	Level 1	Level 2	Level 3

	(In thousands)
Assets:
Investments in marketable securities	$14,463	$6,003	$8,460	$—
Derivatives	4,214	—	2,995	1,219
Total assets	$18,677	$6,003	$11,455	$1,219
Liabilities:
Derivatives	$2,077	$313	$1,764	$—

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

The following table summarizes the change in the fair values of financial instruments categorized as level 3.

	2022	2021
(In thousands)
Balance, beginning of period	$1,219	$—
Realized and unrealized gains (losses) recognized in earnings, net	7,019	—
Purchases	4,673	1,219
Settlements	(11,611)	—
Ending balance	$1,300	$1,219

No unrealized losses were recognized during the year ended December 31, 2022 related to level 3 financial instruments held on December 31, 2022.

Cash and Cash Equivalents

At December 31, 2022 and 2021, the carrying amounts of cash and cash equivalents approximate their fair value.

Fair Value of Long-Term Debt

At December 31, 2022 and 2021, the fair value of the Company’s debt, including amounts classified as current, was $223.0 million and $819.5 million, respectively. Fair values are based upon observed prices in an active market, when available, or from valuation models using market information, which fall into Level 2 in the fair value hierarchy.

17. Capital Stock

Dividends

The Company declared and paid cash dividends per share during the periods presented below:

2022:	Dividends per share	Amount (in thousands)
1st quarter	$0.25	$3,851
2nd quarter	8.11	150,716
3rd quarter	6.00	110,071
4th quarter	10.75	191,754
Total cash dividends declared and paid	$25.11	$456,392

		Amount
2021:	Dividends per share	(in thousands)
1st quarter	$—	$—
2nd quarter	—	—
3rd quarter	—	—
4th quarter	0.25	3,830
Total cash dividends declared and paid	$0.25	$3,830

Future dividend declarations will be subject to ongoing Board review and authorization will be based on a number of factors, including business and market conditions, the Company’s future financial performance and other capital priorities.

Share Repurchase Program

During the second quarter of 2022, the Board of Directors increased the remaining outstanding authorization for share repurchases to $500 million. The timing of any future share purchases, and the ultimate number of shares of common stock to be purchased, will depend on a number of factors, including business and market conditions, future financial performance, and other capital priorities. The shares will be acquired in the open market or through private transactions in accordance with Securities and Exchange Commission requirements. The share repurchase program has no termination date, but may be amended, suspended or discontinued at any time and does not commit the Company to repurchase shares of its common stock. The actual number and value of the shares to be purchased will depend on the performance of the Company’s stock price and other market conditions.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. This legislation introduces a 1% excise tax on stock buybacks among its key tax provisions. The IRA is effective for years beginning after December 31, 2022.

During 2022, the Company repurchased 1,118,457 shares at an average price of $141.97 for an aggregate purchase price of approximately $158.8 million. As of December 31, 2022, the Company had repurchased 11,206,835 shares at an average share price of $87.99 per share for an aggregate purchase price of approximately $986.1 million since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program is approximately $341.2 million.

Outstanding Warrants

In October 2016, the Company emerged from Chapter 11 which became known as the “Effective Date”. On the Effective Date, the Company entered into a warrant agreement (the “Warrant Agreement”) with American Stock Transfer & Trust Company, LLC as warrant agent and, pursuant to the terms of the Plan, issued warrants (“Warrants”) to purchase up to an aggregate of 1,914,856 shares of Class A Common Stock, par value $0.01 per share, of Arch Resources (the “Class A Common Stock”) to certain holders of claims in the Chapter 11 case. Each Warrant expires on October 5, 2023, and is initially exercisable for one share of Class A Common Stock at an initial exercise price of $57.00 per share. The Warrants are exercisable by a holder paying the exercise price in cash or on a cashless basis, at the election of the holder. The Warrants contain anti-dilution adjustments for stock splits, reverse stock splits, stock dividends, dividends and distributions of cash, other securities or other property, spin-offs and tender and exchange offers by Arch Resources or its subsidiaries to purchase Class A Common Stock at above-market prices.

If, in connection with a merger, recapitalization, business combination, transfer to a third party of substantially all of Arch Resources’ consolidated assets or other transaction that results in a change to the Class A Common Stock (each, a “Transaction”), (i) the Transaction is consummated prior to the fifth anniversary of the Effective Date and the Transaction consideration to holders of Class A Common Stock is 90% or more listed common stock or common stock of a company that provides publicly available financial reporting, and holds management calls regarding the same, no less than quarterly (“Reporting Stock”) or (ii) regardless of the consideration, the Transaction is consummated on or after the fifth anniversary of the Effective Date, the Warrants will be assumed by the surviving company and will become exercisable for the consideration that the holders of Class A Common Stock receive in such Transaction; provided that if the consideration such holders receive consists solely of cash, then upon the consummation of such Transaction, Arch Resources will pay for each Warrant an amount of cash equal to the greater of (i) (x) the amount of cash payable with respect to the number of shares of Class A Common Stock underlying the Warrant minus (y) the exercise price per share then in effect multiplied by the number of shares of Class A Common Stock underlying the Warrant and (ii) $0.

During 2022, holders of warrants exercised 573,341 of the warrants, leaving 1,252,082 warrants outstanding at December 31, 2022.

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

18. Stock-Based Compensation and Other Incentive Plans

Under the Company’s 2016 Omnibus Incentive Plan (the “Incentive Plan”), 3.0 million shares of the Company’s common stock were reserved for awards to officers and other selected key management employees of the Company. The Incentive Plan provides the Board of Directors with the flexibility to grant stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance stock or units, phantom stock awards and rights to acquire stock through purchase under a stock purchase program (“Awards”). Awards the Board of Directors elects to pay out in cash do not impact the shares authorized in the Incentive Plan. Shares available for award under the plan were 1.8 million at December 31, 2022.

Restricted Stock Unit Awards

The Company may issue restricted stock and restricted stock units, which require no payment from the employee. Restricted stock cliff-vests at various dates and restricted stock units either vest ratably over or vest at the end of the award’s stated vesting period. Compensation expense is based on the fair value on the grant date and is recorded ratably over the vesting period utilizing the straight-line recognition method. Upon vesting, the employee receives cash compensation equal to the amount of dividends that would have been paid on the underlying shares.

During 2022, the Company granted both time and performance-based awards. The time-based awards vest ratably over a three-year period whereas the performance-based awards vest at the end of three years. The time-based awards’ grant date fair value was determined based on the stock price at the date of grant. The performance-based awards’ grant date fair value was determined using a Black-Scholes Monte Carlo simulation. An historical volatility of 59% was selected for the performance-based award based on comparator companies, and the three-year risk-free rate was derived from yields on U.S. Government bonds. Information regarding the restricted stock units activity and weighted average grant-date fair value follows:

	Time Based Awards		Performance Based Awards
		Weighted		Weighted
		Average		Average
	Restricted	Grant-Date	Restricted	Grant-Date
	Stock Units	Fair Value	Stock Units	Fair Value
(Shares in thousands)
Outstanding at January 1, 2022	429	$61.60	341	$53.49
Granted & Reinvested	94	106.27	79	163.31
Forfeited/Canceled	(14)	49.61	(13)	56.04
Vested	(150)	60.62	—	—
Unvested outstanding at December 31, 2022	359	$74.14	407	$74.68

The Company recognized expense related to restricted stock units of $27.4 million, $20.5 million and $17.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, there was $28.8 million of unrecognized share-based compensation expense which is expected to be recognized over a weighted-average period of approximately two years.

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

On January 18, 2023, the OWCP proposed revisions to regulations under the Black Lung Benefits Act (BLBA) governing authorization of self-insurers. The revisions seek to codify the practice of basing a self-insured operator’s security requirement on an actuarial assessment of its total present and future black lung liability. A material change to the regulations is the requirements that all self-insured operators must post security equal to 120% of their projected black lung liabilities.

The proposed regulations were posted to the Federal Register on January 19, 2023 with written comments to be accepted within 60 days of this date.

The revisions proposed by the OWCP were a material deviation from their bulletin issued in December 2020 that would have required the majority of coal operators to post security equal to 70% of their projected black lung liabilities, which equated to the Company posting additional collateral of $71.1 million as mentioned previously.

If the above regulation is codified into law, the Company will be required to post additional collateral to maintain its self-insured status. The Company is evaluating alternatives to self-insurance, including the purchase of commercial insurance to cover these claims. Additionally, the Company is assessing the availability of surety bond capacity within the markets, additional sources of liquidity, and other items to satisfy the proposed regulations.

In addition, the Company is liable for workers’ compensation benefits for traumatic injuries which are calculated using actuarially-based loss rates, loss development factors and discounted based on a risk-free rate of 3.41%. Traumatic workers’ compensation claims are insured with varying retentions/deductibles, or through state-sponsored workers’ compensation programs.

Workers’ compensation expense consists of the following components:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2022	2021	2020

Self-insured occupational disease benefits:
Service cost	$5,991	$7,796	$7,564
Interest cost(1)	4,610	4,439	5,115
Net amortization(1)	628	2,363	1,189
Total occupational disease	$11,229	$14,598	$13,868
Traumatic injury claims and assessments	(3,783)	3,925	12,922
Total workers’ compensation expense	$7,446	$18,523	$26,790
(1)

In accordance with the adoption of ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” these costs are recorded within Nonoperating expenses in the Consolidated Statements of Operations on the line item “Non-service related pension and postretirement benefit costs.”

The table below reconciles changes in the occupational disease liability for the respective period.

	Year Ended	Year Ended
	December 31,	December 31,
(In thousands)	2022	2021
Beginning of period	$167,585	$183,001
Service cost	5,991	7,796
Interest cost	4,610	4,439
Actuarial gain	(48,859)	(21,245)
Benefit and administrative payments	(9,319)	(6,406)
	$120,008	$167,585

The following table provides the assumptions used to determine the projected occupational disease obligation:

	Year Ended December 31, 2022	Year Ended December 31, 2021
(Percentages)
Discount rate	5.21	2.82

The higher discount rate decreased obligations by $50.9 million.

Summarized below is information about the amounts recognized in the accompanying Consolidated Balance Sheets for workers’ compensation benefits:

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
(In thousands)
Occupational disease costs	$120,008	$167,585
Traumatic and other workers’ compensation claims	53,332	70,722
Total obligations	173,340	238,307
Less amount included in accrued expenses	17,584	14,202
Noncurrent obligations	$155,756	$224,105

As of December 31, 2022, the Company had $121.7 million in surety bonds, letters of credit and cash outstanding to secure workers’ compensation obligations.

As of December 31, 2022, the Company’s recorded liabilities include $8.0 million of obligations that are reimbursable under various insurance policies purchased by the Company. These insurance receivables are recorded in the balance sheet line items “Other receivables” and “Other noncurrent assets” for $0.4 million and $7.6 million, respectively.

The following represents expected future payments:

Year	(In thousands)
2023	$13,344
2024	14,032
2025	14,154
2026	14,472
2027	14,837
Next 5 years	34,929
$105,768

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

On January 1, 2015, the Company’s cash balance and excess plans were amended to freeze new service credits for any new or active employees.

Obligations and Funded Status.

Summaries of the changes in the benefit obligations, plan assets and funded status of the plans are as follows:

	Pension Benefits		Other Postretirement Benefits
	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,
	2022	2021	2022	2021
(In thousands)
CHANGE IN BENEFIT OBLIGATIONS
Benefit obligations at beginning of period	$169,976	$202,267	$79,245	$100,898
Service cost	—	—	282	341
Interest cost	5,264	4,334	2,006	2,113
Settlement gain	(771)	(1,768)	—	—
Plan Amendments	—	(341)	—	—
Benefits paid	(22,164)	(27,014)	(4,834)	(5,676)
Other-primarily actuarial gain	(29,875)	(7,502)	(22,185)	(18,431)
Benefit obligations at end of period	$122,430	$169,976	$54,514	$79,245
CHANGE IN PLAN ASSETS
Value of plan assets at beginning of period	$177,499	$199,248	$—	$—
Actual return on plan assets	(34,325)	5,117	—	—
Employer contributions	117	148	4,834	5,676
Benefits paid	(22,164)	(27,014)	(4,834)	(5,676)
Value of plan assets at end of period	$121,127	$177,499	$—	$—
Accrued benefit net asset (obligation)	$(1,303)	$7,523	$(54,514)	$(79,245)
ITEMS NOT YET RECOGNIZED AS A COMPONENT OF NET PERIODIC BENEFIT COST
Prior service credit	$945	$1,091	$—	$—
Accumulated gain	5,164	16,102	40,334	20,657
	$6,109	$17,193	40,334	$20,657
BALANCE SHEET AMOUNTS
Noncurrent asset	$—	$8,973	$—	$—
Current liability	(202)	(150)	(4,840)	(5,680)
Noncurrent liability	(1,101)	(1,300)	(49,674)	(73,565)
	$(1,303)	$7,523	$(54,514)	$(79,245)

Pension Benefits

The accumulated benefit obligation for all pension plans was $122.4 million and $170.0 million at December 31, 2022 and 2021, respectively.

The weighted-average interest credit rate for the cash balance pension plan was 4.25% at December 31, 2022 and 2021.

Significant changes affecting the benefit obligations included the higher discount rate which decreased plan obligations by $31.9 million.

Other Postretirement Benefits

Significant gains and losses affecting the benefit obligations included:

●	the higher discount rate decreased plan obligations by $15.3 million;
●	the claims cost assumptions were updated decreasing plan obligations by $4.8 million; and
●	updated census data resulted in a decrease of plan obligations in the amount of $1.9 million.

Components of Net Periodic Benefit Cost. The following table details the components of pension and postretirement benefit costs (credits):

	Pension Benefits			Other Postretirement Benefits
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2022	2021	2020	2022	2021	2020
(In thousands)
Service cost	$—	$—	$—	$282	$341	$419
Interest cost(1)	5,264	4,334	5,498	2,006	2,113	2,392
Settlements(1)	(771)	(1,768)	(896)	—	—	—
Expected return on plan assets(1)	(6,173)	(7,245)	(8,283)	—	—	—
Amortization of prior service credits(1)	(147)	(128)	(112)	—	—	—
Amortization of other actuarial losses (gains) (1)	(313)	(62)	—	(2,508)	—	(1,379)
Net benefit cost (credit)	$(2,140)	$(4,869)	$(3,793)	$(220)	$2,454	$1,432
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

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
(Percentages)
Pension Benefits
Discount rate	5.20/5.15	2.67/2.49

Other Postretirement Benefits
Discount rate	5.19	2.63

The following table provides the weighted average assumptions used to determine net periodic benefit cost for the respective periods.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2022	2021	2020
(Percentages)
Pension Benefits
Discount rate	4.47	2.50	2.72
Expected return on plan assets	4.06	4.30	4.65

Other Postretirement Benefits
Discount rate	2.63	2.17	3.09

The discount rates used in 2022, 2021 and 2020 were reevaluated during the year for settlements. The obligations are remeasured at an updated discount rate that impacts the benefit cost recognized subsequent to the remeasurement.

The Company establishes the expected long-term rate of return at the beginning of each fiscal year based upon historical returns and projected returns on the underlying mix of invested assets. The Company utilizes modern portfolio theory modeling techniques in the development of its return assumptions. This technique projects rates of return that can be generated through various asset allocations that lie within the risk tolerance set forth by members of the Company’s retirement committee (the “Retirement Committee”). The risk assessment provides a link between a pension plan’s risk capacity, management’s willingness to accept investment risk and the asset allocation process, which ultimately leads to the return generated by the invested assets.

The health care cost trend rate assumed for 2022 is 8.0% and is expected to reach an ultimate trend rate of 4.0% by 2048.

Plan Assets

The Retirement Committee is responsible for overseeing the investment of pension plan assets. The Retirement Committee is responsible for determining and monitoring appropriate asset allocations and for selecting or replacing investment managers, trustees and custodians. The pension plan’s current investment targets are 15% equity and 85% fixed income securities. The Retirement Committee reviews the actual asset allocation in light of these targets on a periodic basis and rebalances among investments as necessary. The Retirement Committee evaluates the performance of investment managers as compared to the performance of specified benchmarks and peers and monitors the investment managers to ensure adherence to their stated investment style and to the plan’s investment guidelines.

The Company’s pension plan assets at December 31, 2022 and 2021, respectively, are categorized below according to the fair value hierarchy as defined in Note 16, “Fair Value Measurements”:

	Total		Level 1		Level 2		Level 3
	2022	2021	2022	2021	2022	2021	2022	2021

	(In thousands)
Fixed income securities:
U.S. government securities(A)	$37,148	$42,273	$34,143	$41,129	$3,005	$1,144	$—	$—
Non-U.S. government securities(B)	2,340	333	—	—	2,340	333	—	—
Corporate fixed income(C)	41,286	81,906	—	—	41,286	81,906	—	—
State and local government securities(D)	2,504	2,514	—	—	2,504	2,514	—	—
Other investments(E)	15,616	23,828	—	—	15,616	23,828	—	—
Total	$98,894	$150,854	$34,143	$41,129	$64,751	$109,725	$—	$—
Assets at net asset value(F)	22,233	26,645
	$121,127	$177,499
(A)	U.S. government securities includes agency and treasury debt. These investments are valued using dealer quotes in an active market.
(B)

Non-U.S. government securities includes debt securities issued by foreign governments and are valued utilizing a price spread basis valuation technique with observable sources from investment dealers and research vendors.

(C)

Corporate fixed income is primarily comprised of corporate bonds and certain corporate asset-backed securities that are denominated in the U.S. dollar and are investment-grade securities. These investments are valued using dealer quotes.

(D)

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

Cash Flows. The Company expects to make approximately $7.6 million in contributions to the pension plans in 2023.

The following represents expected future benefit payments from the plan:

		Other
	Pension	Postretirement
	Benefits	Benefits

	(In thousands)
2023	$16,833	$5,199
2024	11,950	5,051
2025	10,686	4,952
2026	10,083	4,826
2027	9,879	4,731
Next 5 years	41,667	20,858
	$101,098	$45,617

Other Plans

The Company sponsors savings plans which were established to assist eligible employees in providing for their future retirement needs. The Company’s expense, representing its contributions to the plans, was $18.7 million, $16.8 million, and $17.1 million for the years ended December 31, 2022, 2021, and 2020, respectively.

21. Earnings Per Common Share

The Company computes basic net income (loss) per share using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities may consist of warrants, restricted stock units or other contingently issuable shares and convertible debt. The dilutive effect of outstanding warrants, restricted stock units is reflected in diluted earnings per share by application of the treasury stock method whereas the Convertible Debt uses the if-converted method. The weighted average share impact of warrants, restricted stock units and convertible debt that were excluded from the calculation of diluted shares due to the Company incurring a net loss for the twelve months ending December 31, 2020 were 215,000 shares.

The following table provides the basis for basic and diluted EPS by reconciling the numerators and denominators of the computations:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2022	2021	2020
(In Thousands)
Net income (loss) attributable to common shares	$ 1,330,914	$ 337,573	($ 344,615)
Adjustment of interest expense attributable to convertible notes	4,726	-	-
Adjustment for inducement payments	4,914	-	-
Diluted net income (loss) attributable to common shareholders	$ 1,340,554	$ 337,573	($ 344,615)

Weighted average shares outstanding:
Basic weighted average shares outstanding	17,136	15,318	15,153
Effect of dilutive securities	1,730	654	—
Convertible Notes	2,119	1,607	—
Diluted weighted average shares outstanding	20,985	17,579	15,153

22. Leases

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

As of December 31, 2022 and December 31, 2021, the Company had the following ROU assets and lease liabilities within the Company’s Consolidated Balance Sheets:

		December 31,	December 31,
		2022	2021
Assets	Balance Sheet Classification
Operating lease right-of-use assets	Other noncurrent assets	$12,106	$14,646
Financing lease right-of-use assets	Other noncurrent assets	2,918	4,215
Total Lease Assets		$15,024	$18,861

Liabilities	Balance Sheet Classification
Financing lease liabilities - current	Accrued expenses and other current liabilities	$977	$917
Operating lease liabilities - current	Accrued expenses and other current liabilities	2,722	2,606
Financing lease liabilities - long-term	Other noncurrent liabilities	3,121	4,097
Operating lease liabilities - long-term	Other noncurrent liabilities	9,993	12,713
		$16,813	$20,333

Weighted average remaining lease term in years
Operating leases		4.14	5.14
Finance leases		2.25	3.25

Weighted average discount rate
Operating leases		5.5%	5.5%
Finance leases		6.4%	6.4%

Information related to leases was as follows:

	Year Ended December 31,
	2022	2021

	(In thousands)
Operating lease information:
Operating lease cost	$3,323	$3,364
Operating cash flows from operating leases	3,389	3,377

Financing lease information:
Financing lease cost	$1,572	$1,572
Operating cash flows from financing leases	1,210	1,210

Future minimum lease payments under non-cancellable leases as of December 31, 2022 were as follows:

	Operating	Finance
Year	Leases	Leases
	(In thousands)
2023	$3,356	$1,210
2024	3,200	1,210
2025	3,185	2,111
2026	3,080	—
2027	1,533	—
Thereafter	—	—
Total minimum lease payments	$14,354	$4,531
Less imputed interest	(1,639)	(433)

Total lease liabilities	$12,715	$4,098

Rental expense, including amounts related to these operating leases and other shorter-term arrangements, amounted to $11.5 million in 2022, $9.2 million in 2021 and $8.6 million in 2020.

Royalties are paid to lessors either as a fixed price per ton or as a percentage of the gross selling price of the mined coal. Royalties under the majority of the Company’s significant leases are paid on the percentage of gross selling price basis. Royalty expense, including production royalties, was $189.7 million in 2022, $127.8 million in 2021, and $103.7 million in 2020.

As of December 31, 2022, certain of the Company’s lease obligations were secured by outstanding surety bonds totaling $31.8 million.

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

The Company markets its thermal coal principally to domestic and foreign electric utilities and its metallurgical coal to domestic and foreign steel producers. As of December 31, 2022 and 2021, accounts receivable from sales of thermal coal of $94.1 million and $72.8 million, respectively, represented 40% and 22% of total trade receivables at each date. As of December 31, 2022 and 2021, accounts receivable from sales of metallurgical-quality coal of $142.9 million and $251.5 million, respectively, represented 60% and 78% of total trade receivables at each date.

The Company uses shipping destination as the basis for attributing revenue to individual countries. Because title may transfer on brokered transactions at a point that does not reflect the end usage point, they are reflected as exports, and attributed to an end delivery point if that knowledge is known to the Company. The Company’s foreign revenues by geographical location are as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2022	2021	2020
(In thousands)
Europe	$939,955	$592,702	$289,176
Asia	1,210,855	446,724	138,086
Central and South America	160,642	109,613	56,905
Africa	—	—	12,763
Total	$2,311,452	$1,149,039	$496,930

The Company is committed under long-term contracts to supply thermal coal that meets certain quality requirements at specified prices. These prices are generally adjusted based on market indices. Quantities sold under some of these contracts may vary from year to year within certain limits at the option of the customer based on their requirements. The Company sold approximately 78.3 million tons of coal in 2022. Approximately 68% of this tonnage (representing approximately 36% of the Company’s revenues) was sold under long-term contracts (contracts having a term of greater than one year). Long-term contracts range in remaining life from one to five years.

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

			Corporate,
			Other and
	MET	Thermal	Eliminations	Consolidated

	(in thousands)

Year Ended December 31, 2022
North America revenues	$232,831	$1,180,310	$—	$1,413,141
Seaborne revenues	1,924,879	386,573	—	2,311,452

Total revenues	$2,157,710	$1,566,883	$—	$3,724,593

Year Ended December 31, 2021
North America revenues	$163,833	$893,741	$1,429	$1,059,003
Seaborne revenues	985,300	163,739	—	1,149,039

Total revenues	$1,149,133	$1,057,480	$1,429	$2,208,042

Year Ended December 31, 2020
North America revenues	$173,508	$772,730	$24,424	$970,662
Seaborne revenues	468,028	28,902	—	496,930

Total revenues	$641,536	$801,632	$24,424	$1,467,592

As of December 31, 2022, the Company has outstanding performance obligations for approximately 75.4 million tons of coal for 2023 representing 68.1 million tons of fixed price contracts and 7.3 million tons of variable price contracts. Additionally, the Company has outstanding performance obligations of approximately 66.3 million tons in periods beyond 2023 comprised of 63.5 million tons of fixed price contracts and 2.8 million tons of variable price contracts.

25. Commitments and Contingencies

The Company accrues for cost related to contingencies when a loss is probable and the amount is reasonably determinable. Disclosure of contingencies is included in the financial statements when it is at least reasonably possible that a material loss or an additional material loss in excess of amounts already accrued may be incurred.

The Company is a party to numerous claims and lawsuits with respect to various matters. As of December 31, 2022 and 2021, the Company had accrued $2.0 million and $0.1 million, respectively, for all legal matters, all classified as current. The ultimate resolution of any such legal matter could result in outcomes which may be materially different from amounts the Company has accrued for such matters. The Company believes it has recorded adequate reserves for these matters.

In the normal course of business, the Company is a party to certain financial instruments with off-balance sheet risk, such as bank letters of credit, performance or surety bonds, and other guarantees and indemnities related to the obligations of affiliated entities which are not reflected in the Company’s Consolidated Balance Sheets. However, the underlying liabilities that they secure, such as asset retirement obligations, workers’ compensation liabilities, and other obligations, are reflected in the Company’s Consolidated Balance Sheets. As of December 31, 2022, the Company had outstanding surety bonds with a face amount of $545.9 million to secure various obligations and commitments and $68.0 million of letters of credit under its Securitization and Inventory Facilities used to collateralize certain obligations. The Company had posted $5.6 million in cash collateral related to various obligations; this amount is recorded within “Other noncurrent assets” on the Consolidated Balance Sheets.

As of December 31, 2022, the Company’s reclamation-related obligations of $244.4 million were supported by surety bonds of $457.1 million; and the Company has posted $0.6 million in cash collateral related to reclamation surety bonds. This amount is recorded within “Other noncurrent assets” on the Consolidated Balance Sheets. Additionally, through December 31, 2022, the Company has contributed $136.0 million to a fund that will serve to defease the long-term asset retirement obligation for its thermal asset base; this amount is recorded as “Fund for asset retirement obligations” on the Consolidated Balance Sheets. The funds will be utilized for final mine closure reclamation activities.

The Company has unconditional purchase obligations relating to purchases of coal, materials and supplies and capital commitments, other than reserve acquisitions, and is also a party to transportation capacity commitments. The future commitments under these agreements total $219.0 million in 2023, and is immaterial thereafter.

26. Segment Information

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

The Company’s reportable business segments are based on two distinct lines of business, metallurgical and thermal, and may include a number of mine complexes. The Company manages its coal sales by market and coal quality, not by individual mining complex. Geology, coal transportation routes to customers, and regulatory environments also have a significant impact on the Company’s marketing and operations management. Mining operations are evaluated based on Adjusted EBITDA, per-ton cash operating costs (defined as including all mining costs except depreciation, depletion, amortization, accretion on asset retirement obligations, and pass-through transportation expenses, divided by segment tons sold), and on other non-financial measures, such as safety and environmental performance. Adjusted EBITDA is not a measure of financial performance in accordance with generally accepted accounting principles, and items excluded from Adjusted EBITDA are significant in understanding and assessing the Company’s financial condition. Therefore, Adjusted EBITDA should not be considered in isolation, nor as an alternative to net income (loss), income (loss) from operations, cash flows from operations or as a measure of our profitability, liquidity or performance under generally accepted accounting principles. The Company uses Adjusted EBITDA to measure the operating performance of its segments and allocate resources to the segments. Furthermore, analogous measures are used by industry analysts and investors to evaluate the Company’s operating performance. Investors should be aware that the Company’s presentation of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies. The Company reports its results of operations primarily through the following reportable segments: Metallurgical (MET) segment, containing the Company’s metallurgical operations in West Virginia, and the Thermal segment containing the Company’s thermal operations in Wyoming and Colorado.

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

Reporting segment results for the year ended December 31, 2022, the year ended December 31, 2021, and the year ended December 31, 2020 are presented below. The Corporate, Other, and Eliminations grouping includes these charges: idle operations; change in fair value of coal derivatives and coal trading activities, net; corporate overhead; land management activities; other support functions; and the elimination of intercompany transactions.

			Corporate,
			Other and
(In thousands)	MET	Thermal	Eliminations	Consolidated

Year Ended December 31, 2022
Revenues	$2,157,710	$1,566,883	$—	$3,724,593
Adjusted EBITDA	1,021,932	353,884	(115,384)	1,260,432
Depreciation, depletion and amortization	111,772	20,650	878	133,300
Accretion on asset retirement obligation	2,213	13,775	1,733	17,721
Total assets	1,058,217	381,099	993,792	2,433,108
Capital expenditures	140,031	28,578	4,119	172,728

Year Ended December 31, 2021
Revenues	$1,149,133	$1,057,480	$1,429	$2,208,042
Adjusted EBITDA	442,830	175,709	(85,109)	533,430
Depreciation, depletion and amortization	99,171	20,231	925	120,327
Accretion on asset retirement obligation	2,030	17,675	2,043	21,748
Total assets	964,761	205,147	947,252	2,117,160
Capital expenditures	227,802	5,949	11,689	245,440

Year Ended December 31, 2020
Revenues	$641,536	$801,632	$24,424	$1,467,592
Adjusted EBITDA	91,322	34,035	(101,614)	23,743
Depreciation, depletion and amortization	91,202	28,351	1,999	121,552
Accretion on asset retirement obligation	1,943	15,368	2,576	19,887
Total assets	811,605	196,336	714,531	1,722,472
Capital expenditures	269,273	10,719	5,829	285,821

A reconciliation of segment Adjusted EBITDA to net income (loss):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(In thousands)	2022	2021	2020
Net income (loss)	$1,330,914	$337,573	$(344,615)
Provision for (benefit from) income taxes	(251,926)	1,874	(7)
Interest expense, net	13,162	23,344	10,624
Depreciation, depletion and amortization	133,300	120,327	121,552
Accretion on asset retirement obligations	17,721	21,748	19,887
Costs related to proposed joint venture with Peabody Energy	—	—	16,087
Asset impairment and restructuring	—	—	221,380
Gain on property insurance recovery related to Mountain Laurel longwall	—	—	(23,518)
Loss (Gain) on divestitures	—	24,225	(1,505)
Non-service related pension and postretirement benefit costs	2,841	4,339	3,884
Net loss resulting from early retirement of debt	14,420	—	—
Reorganization items, net	—	—	(26)
Adjusted EBITDA	$1,260,432	$533,430	$23,743
EBITDA from idled or otherwise disposed operations	(828)	2,469	15,858
Selling, general and administrative expenses	105,355	92,342	82,397
Other	10,857	(9,702)	3,359
Segment Adjusted EBITDA from coal operations	$1,375,816	$618,539	$125,357

27. Subsequent Event

On February 16, 2023, the Company announced the board approval of a dividend of $3.11 per share for stockholders of record on February 28, 2023, with payment date of March 15, 2023. The dividend consists of a fixed component of $0.25 per share and a variable component of $2.86 per share.

Schedule II

Arch Resources, Inc. and Subsidiaries

Valuation and Qualifying Accounts

		Additions
		(Reductions)
	Balance at	Charged to	Charged to			Balance at
	Beginning of	Costs and	Other			End of
	Year	Expenses	Accounts		Deductions (a)	Year

	(In thousands)

Year Ended December 31, 2022
Reserves deducted from asset accounts:
Accounts receivable and other receivables	$10,636	—	—		—	$10,636
Current assets — supplies and inventory	2,249	314	—		124	2,439
Deferred income taxes	504,392	(420,688)	—		—	83,704
Year Ended December 31, 2021
Reserves deducted from asset accounts:
Accounts receivable and other receivables	$10,636	—	—		—	$10,636
Current assets — supplies and inventory	574	1,860	—		185	2,249
Deferred income taxes	573,995	(69,603)	—		—	504,392
Year Ended December 31, 2020
Reserves deducted from asset accounts:
Accounts receivable and other receivables	$10,636	—	—		—	$10,636
Current assets — supplies and inventory	2,216	477	(137)	(b)	1,982	574
Deferred income taxes	506,316	76,524	(8,845)	(c)	—	573,995
(a)	Reserves utilized, unless otherwise indicated.
(b)	Disposition of subsidiaries.

(c) Recorded through equity.