Form 10-Q
period 2023-03-31
ARCH RESOURCES, INC.
filed 2023-04-27
CIK 1037676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

or

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

At April 24, 2023 there were 18,674,130 shares of the registrant’s common stock outstanding.

Part I

FINANCIAL INFORMATION

Item 1.Financial Statements.

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Income Statements

(in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022

	(Unaudited)
Revenues	$869,931	$867,936
Costs, expenses and other operating
Cost of sales (exclusive of items shown separately below)	571,737	508,225
Depreciation, depletion and amortization	35,479	32,210
Accretion on asset retirement obligations	5,292	4,430
Change in fair value of coal derivatives, net	(1,462)	15,519
Selling, general and administrative expenses	26,022	26,648
Other operating income, net	(3,707)	(3,439)
	633,361	583,593

Income from operations	236,570	284,343

Interest expense, net
Interest expense	(4,126)	(7,047)
Interest and investment income	3,336	24
	(790)	(7,023)

Income before nonoperating expenses	235,780	277,320

Nonoperating expense
Non-service related pension and postretirement benefit credits (costs)	592	(873)
Net loss resulting from early retirement of debt	(1,126)	(4,120)
	(534)	(4,993)

Income before income taxes	235,246	272,327
Provision for income taxes	37,138	455
Net income	$198,108	$271,872

Net income per common share
Basic earnings per share	$11.05	$17.60
Diluted earnings per share	$10.02	$12.89
Weighted average shares outstanding
Basic weighted average shares outstanding	17,924	15,448
Diluted weighted average shares outstanding	19,784	21,271
Dividends declared per common share	$3.11	$0.25

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended March 31,
	2023	2022

	(Unaudited)
Net income	$198,108	$271,872

Derivative instruments
Comprehensive income before tax	—	1,763
Provision for income taxes	—	—
	—	1,763
Pension, postretirement and other post-employment benefits
Comprehensive loss before tax	(2,895)	(522)
Provision for income taxes	636	—
	(2,259)	(522)
Available-for-sale securities
Comprehensive (loss) income before tax	(15)	182
Provision for income taxes	3	—
	(12)	182

Total other comprehensive (loss) income	(2,271)	1,423
Total comprehensive income	$195,837	$273,295

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	March 31, 2023	December 31, 2022
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$189,739	$236,059
Short-term investments	32,116	36,993
Restricted cash	1,100	1,100
Trade accounts receivable (net of $0 allowance at March 31, 2023 and December 31, 2022)	295,157	236,999
Other receivables	18,560	18,301
Inventories	271,155	223,015
Other current assets	55,089	71,384
Total current assets	862,916	823,851
Property, plant and equipment, net	1,182,351	1,187,028
Other assets
Deferred income taxes	174,561	209,470
Equity investments	19,142	17,267
Fund for asset retirement obligations	137,134	135,993
Other noncurrent assets	56,555	59,499
Total other assets	387,392	422,229
Total assets	$2,432,659	$2,433,108

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$176,953	$211,848
Accrued expenses and other current liabilities	120,180	157,043
Current maturities of debt	37,405	57,988
Total current liabilities	334,538	426,879
Long-term debt	110,899	116,288
Asset retirement obligations	237,142	235,736
Accrued pension benefits	1,089	1,101
Accrued postretirement benefits other than pension	51,770	49,674
Accrued workers’ compensation	153,870	155,756
Other noncurrent liabilities	79,357	82,094
Total liabilities	968,665	1,067,528
Stockholders' equity
Common stock, $0.01 par value, authorized 300,000 shares, issued 30,074 and 28,761 shares at March 31, 2023 and December 31, 2022, respectively	301	288
Paid-in capital	703,712	724,660
Retained earnings	1,705,988	1,565,374
Treasury stock, 11,338 and 11,207 shares at March 31, 2023 and December 31, 2022, respectively, at cost	(1,005,165)	(986,171)
Accumulated other comprehensive income	59,158	61,429
Total stockholders’ equity	1,463,994	1,365,580
Total liabilities and stockholders’ equity	$2,432,659	$2,433,108

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,	Three Months Ended March 31,
	2023	2022

Operating activities	(Unaudited)
Net income	$198,108	$271,872
Adjustments to reconcile to cash from operating activities:
Depreciation, depletion and amortization	35,479	32,210
Accretion on asset retirement obligations	5,292	4,430
Deferred income taxes	35,548	—
Employee stock-based compensation expense	6,767	8,203
Amortization relating to financing activities	450	770
Gain on disposals and divestitures, net	(279)	(352)
Reclamation work completed	(3,887)	(4,278)
Contribution to fund for asset retirement obligations	(1,141)	(20,000)
Changes in:
Receivables	(57,968)	(399)
Inventories	(48,140)	(47,263)
Accounts payable, accrued expenses and other current liabilities	(63,508)	14,115
Income taxes, net	1,491	442
Coal derivative assets and liabilities, including margin account	(1,462)	15,833
Other	19,371	17,356
Cash provided by operating activities	126,121	292,939
Investing activities
Capital expenditures	(30,541)	(22,288)
Minimum royalty payments	(113)	—
Proceeds from disposals and divestitures	343	360
Purchases of short-term investments	(2,930)	—
Proceeds from sales of short-term investments	8,000	14,450
Investments in and advances to affiliates, net	(4,329)	(2,088)
Cash used in investing activities	(29,570)	(9,566)
Financing activities
Payments on term loan due 2024	(750)	(271,537)
Payments on convertible debt	(58,430)	—
Net payments on other debt	(12,647)	(10,134)
Dividends paid	(66,902)	(3,851)
Purchases of treasury stock	(20,806)	—
Payments for taxes related to net share settlement of equity awards	(27,055)	(4,827)
Proceeds from warrants exercised	43,719	506
Cash used in financing activities	(142,871)	(289,843)
Decrease in cash and cash equivalents, including restricted cash	(46,320)	(6,470)
Cash and cash equivalents, including restricted cash, beginning of period	$237,159	$326,295
Cash and cash equivalents, including restricted cash, end of period	$190,839	$319,825
Cash and cash equivalents, including restricted cash, end of period
Cash and cash equivalents	$189,739	$318,725
Restricted Cash	1,100	1,100
	$190,839	$319,825

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Treasury	Accumulated Other
	Common	Paid-In	Retained	Stock at	Comprehensive
	Stock	Capital	Earnings	Cost	Income	Total

	(In thousands, except per share data)
Balances at January 1, 2023	$288	$724,660	$1,565,374	$(986,171)	$61,429	$1,365,580
Dividends on common shares	—	—	(55,140)	—	—	(55,140)
Dividend Equivalents earned on RSU grants	—	120	(2,354)	—	—	(2,234)
Purchase of 131,156 shares of common stock under share repurchase program	—	(13)	—	(18,994)	—	(19,007)
Employee stock-based compensation	—	6,767	—	—	—	6,767
Cash paid for convertible debt repurchased	—	(44,486)	—	—	—	(44,486)
Issuance of 275,053 shares of common stock under long-term incentive plan	3	—	—	—	—	3
Common stock withheld related to net share settlement of equity awards	—	(27,055)	—	—	—	(27,055)
Issuance of 1,037,679 shares of common stock for warrants exercised	10	43,719	—	—	—	43,729
Total comprehensive income	—	—	198,108	—	(2,271)	195,837
Balances at March 31, 2023	$301	$703,712	$1,705,988	$(1,005,165)	$59,158	$1,463,994

				Treasury	Accumulated Other
	Common	Paid-In	Retained	Stock at	Comprehensive
	Stock	Capital	Earnings	Cost	Income	Total

	(In thousands, except per share data)
Balances at January 1, 2022	$255	$784,356	$712,478	$(827,381)	$14,158	$683,866
Cumulative effect of accounting change on convertible debt	—	(39,239)	6,718	—	—	(32,521)
Dividends on common shares ($0.25/share)	—	—	(4,271)	—	—	(4,271)
Total comprehensive income	—	—	271,872	—	1,423	273,295
Employee stock-based compensation	—	8,203	—	—	—	8,203
Issuance of 71,338 shares of common stock under long-term incentive plan	1	—	—	—	—	1
Common stock withheld related to net share settlement of equity awards	—	(4,827)	—	—	—	(4,827)
Issuance of 13,239 shares of common stock for warrants exercised	—	506	—	—	—	506
Balances at March 31, 2022	$256	$748,999	$986,797	$(827,381)	$15,581	$924,252

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Resources, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Arch Resources, Inc. (“Arch Resources”) and its subsidiaries and controlled entities (“Arch” or the “Company”). Unless the context indicates otherwise, the terms “Arch” and the “Company” are used interchangeably in this Quarterly Report on Form 10-Q. The Company’s primary business is the production of metallurgical and thermal coal from underground and surface mines located throughout the United States, for sale to steel producers, utility companies, and industrial accounts both in the United States and around the world. The Company currently operates mining complexes in West Virginia, Wyoming and Colorado. All subsidiaries are wholly owned. Intercompany transactions and accounts have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and U.S. Securities and Exchange Commission regulations. In the opinion of management, all adjustments, consisting of normal, recurring accruals considered necessary for a fair presentation, have been included. Results of operations for the three months ended March 31, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission.

2. Accounting Policies

Recently Adopted Accounting Guidance

There is no recently adopted accounting guidance effective expected to have a material impact on the Company’s financial position, results of operations, or liquidity.

Recent Accounting Guidance Issued Not Yet Effective

There are no new pronouncements issued but not yet effective expected to have a material impact on the Company’s financial position, results of operations, or liquidity.

3. Accumulated Other Comprehensive Income (Loss)

The following items are included in accumulated other comprehensive income (loss) (“AOCI”), net of tax:

		Pension,
		Postretirement		Accumulated
		and Other Post-		Other
	Derivative	Employment	Available-for-	Comprehensive
	Instruments	Benefits	Sale Securities	Income (loss)

	(In thousands)
Balances at December 31, 2022	$—	$61,485	$(56)	$61,429
Unrealized (losses)	—	—	(37)	(37)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(2,895)	22	(2,873)
Tax effect	—	636	3	639
Balances at March 31, 2023	$—	$59,226	$(68)	$59,158

The following amounts were reclassified out of AOCI:

	Three Months Ended March 31,		Line Item in the Consolidated
Details About AOCI Components	2023	2022	Income Statements

	(In thousands)
Interest rate hedges	—	(112)	Interest expense
Interest rate hedges (ineffective portion)	—	(1,428)	Net loss resulting from early retirement of debt
	—	—	Provision for income taxes
	$—	$(1,540)	Net of tax

Pension, postretirement and other post-employment benefits
Amortization of actuarial gains, net [1]	$2,858	$627	Non-service related pension and postretirement benefit credits
Amortization of prior service credits (costs)	37	(105)	Non-service related pension and postretirement benefit credits (costs)
	2,895	522	Total before tax
	(636)	—	Provision for income taxes
	$2,259	$522	Net of tax

Available-for-sale securities [2]	$(22)	$(182)	Interest and investment income
	5	—	Provision for income taxes
	$(17)	$(182)	Net of tax

1 Production-related benefits and workers’ compensation costs are included in costs of sales.

2 The gains and losses on sales of available-for-sale-securities are determined on a specific identification basis.

4. Inventories

Inventories consist of the following:

	March 31,	December 31,
	2023	2022

	(In thousands)
Coal	$128,919	$96,954
Repair parts and supplies	142,236	126,061
	$271,155	$223,015

The repair parts and supplies are stated net of an allowance for slow-moving and obsolete inventories of $2.6 million at March 31, 2023 and $2.4 million at December 31, 2022.

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

The Company’s investments in available-for-sale marketable securities are as follows:

	March 31, 2023

		Gross		Allowance
		Unrealized		for - Credit	Fair
	Cost Basis	Gains	Losses	Losses	Value

	(In thousands)
Available-for-sale:
U.S. government and agency securities	$25,408	$—	$(20)	$—	$25,388
Corporate notes and bonds	6,745	13	(30)	—	6,728
Total Investments	$32,153	$13	$(50)	$—	$32,116

	December 31, 2022

		Gross		Allowance
		Unrealized		for - Credit	Fair
	Cost Basis	Gains	Losses	Losses	Value

	(In thousands)
Available-for-sale:
U.S. government and agency securities	$28,325	$1	$(25)	$—	$28,301
Corporate notes and bonds	8,689	20	(17)	—	8,692
Total Investments	$37,014	$21	$(42)	$—	$36,993

The aggregate fair value of investments with unrealized losses that had been owned for less than a year was $16.6 million and $22.6 million at March 31, 2023 and December 31, 2022, respectively. The aggregate fair value of investments with unrealized losses that were owned for over a year was $0.0 million at March 31, 2023 and December 31, 2022, respectively. The unrealized losses in the Company’s portfolio at March 31, 2023 are the result of normal market fluctuations. The Company does not intend to sell these investments before recovery of their amortized cost base.

The debt securities outstanding at March 31, 2023 have maturity dates ranging from the second quarter of 2023 through the first quarter of 2024.The Company classifies its investments as current based on the nature of the investments and their availability to provide cash for use in current operations if needed.

6. Derivatives

Diesel fuel price risk management

The Company is exposed to price risk with respect to diesel fuel purchased for use in its operations. The Company anticipates purchasing approximately 30 to 35 million gallons of diesel fuel for use in its operations during 2023. To protect the Company’s cash flows from increases in the price of diesel fuel for its operations, the Company has purchased heating oil call options. At March 31, 2023, the Company had protected the price of expected diesel fuel purchases for the remainder of 2023 with approximately 18 million gallons of heating oil call options with an average strike price of $3.35 per gallon. These positions are not designated as hedges for accounting purposes, and therefore, changes in the fair value are recorded immediately to earnings.

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

At March 31, 2023, the Company held derivatives for risk management purposes that are expected to settle in the following years:

(Tons in thousands)	2023
Coal sales	26
Coal purchases	—

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

	March 31, 2023			December 31, 2022
Fair Value of Derivatives	Asset	Liability		Asset	Liability
(In thousands)	Derivative	Derivative		Derivative	Derivative
Derivatives Not Designated as Hedging Instruments
Heating oil -- diesel purchases	1,101	—		1,300	—
Coal -- risk management	2,869	—		1,407	—
Total	$3,970	$—		$2,707	$—
Total derivatives	$3,970	$—		$2,707	$—
Effect of counterparty netting	—	—		—	—
Net derivatives as classified in the balance sheets	$3,970	$—	$3,970	$2,707	$—	$2,707

Fair Value of Derivatives		March 31,	December 31,
(In thousands)		2023	2022
Net derivatives as reflected on the balance sheets (in thousands)
Heating Oil and coal	Other current assets	$3,970	$2,707
Coal	Accrued expenses and other current liabilities	—	—
		$3,970	$2,707

At March 31, 2023, the current open derivative positions are non-margined.

The effects of derivatives on measures of financial performance are as follows:

Derivatives Not Designated as Hedging Instruments (in thousands)

Three Months Ended March 31,

Gain (Loss) Recognized		Gain (Loss) Recognized
		2023	2022
Coal risk management — unrealized	(1)	$1,462	$(15,519)

Coal risk management— realized	(2)	$2,667	$(9,074)
Heating oil — diesel purchases	(2)	$(1,282)	$6,801

Location in Condensed Consolidated Income Statements:

(1)	— Change in fair value of coal derivatives, net
(2)	— Other operating expense (income), net

At March 31, 2023 and December 31, 2022, the Company did not have any derivative contracts designated as hedging instruments.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31,	December 31,
	2023	2022

	(In thousands)
Payroll and employee benefits	$31,014	$61,836
Taxes other than income taxes	44,357	53,105
Interest	1,247	2,511
Workers’ compensation	19,187	17,584
Asset retirement obligations	8,632	8,632
Other	15,743	13,375
	$120,180	$157,043

8. Debt and Financing Arrangements

	March 31,	December 31,
	2023	2022

	(In thousands)
Term loan due 2024 ($5.8 million face value)	$5,752	$6,502
Tax Exempt Bonds ($98.1 million face value)	98,075	98,075
Convertible Debt	—	13,156
Other	46,825	59,472
Debt issuance costs	(2,348)	(2,929)
	148,304	174,276
Less: current maturities of debt	37,405	57,988
Long-term debt	$110,899	$116,288

Term Loan Facility

In 2017, the Company entered into a senior secured term loan credit agreement in an aggregate principal amount of $300 million (the “Term Loan Debt Facility”) with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the other financial institutions from time to time party thereto. The Term Loan Debt Facility was issued at 99.50% of the face amount and will mature on March 7, 2024. The term loan provided under the Term Loan Debt Facility (the “Term Loan”) are subject to quarterly principal amortization payments in an amount equal to $750,000. The interest rate on the Term Loan Debt Facility is, at the option of Arch Resources, either (i) LIBOR plus an applicable margin of 2.75%, subject to a 1.00% LIBOR floor, or (ii) a base rate plus an applicable margin of 1.75%.

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

During the year ended December 31, 2022, the Company repaid $273.8 million of the Term Loan. The remaining balance of $5.8 million, as of March 31, 2023, was left as certain terms and conditions governing the Term Loan are incorporated into the Company’s outstanding indebtedness.

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

Under the Securitization Facility, Arch Receivable, Arch Resources and certain of Arch Resources’ subsidiaries party to the Securitization Facility have granted to the administrator of the Securitization Facility a first priority security interest in eligible trade accounts receivable generated by such parties from the sale of coal and all proceeds thereof. As of March 31, 2023, letters of credit totaling $48.6 million were outstanding under the facility with $101.4 million available for borrowings.

Inventory-Based Revolving Credit Facility

On August 3, 2022, Arch Resources amended the senior secured inventory-based revolving credit facility in an aggregate principal amount of $50 million (the “Inventory Facility”). Availability under the Inventory Facility is subject to a borrowing base consisting of (i) 85% of the net orderly liquidation value of eligible coal inventory, plus (ii) the lesser of (x) 85% of the net orderly liquidation value of eligible parts and supplies inventory and (y) 35% of the amount determined pursuant to clause (i), plus (iii) 100% of Arch Resources’ Eligible Cash (defined in the Inventory Facility), subject to reduction for reserves imposed by Regions.

The amendment of the Inventory Facility extended the maturity of the facility to August 3, 2025; maintained the minimum Liquidity requirement of $100 million and included provisions that reduce the advance rates for coal inventory and parts and supplies, depending on “liquidity.”

The Inventory Facility contains certain customary affirmative and negative covenants; events of default, subject to customary thresholds and exceptions; and representations, including certain cash management and reporting requirements that are customary for asset-based credit facilities. The Inventory Facility also includes a requirement to maintain liquidity equal to or exceeding $100 million at all times. As of March 31, 2023, letters of credit totaling $26.2 million were outstanding under the facility with $23.8 million available for borrowings.

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

During the three months ended March 31, 2023, the Company repurchased the remaining Convertible Notes for the principal amount of $13.2 million with aggregate consideration consisting of $58.4 million in cash. In connection with the repurchase for the three months ended March 31, 2023, the Company recognized a total loss of $1.1 million. This amount is included as “Net loss resulting from early retirement of debt” in the accompanying Condensed Consolidated Income Statements.

Total interest expense related to the Convertible Debt for the three months ended March 31, 2023 was less than $0.1 million. Total interest expense related to the Convertible Debt for the three months ended March 31, 2022 was $2.3 million and was comprised of $2.0 million related to the contractual interest coupon and $0.3 million related to the amortization of deferred financing fees.

Capped Call Transactions

In connection with the offering of the Convertible Notes, the Company entered into privately negotiated convertible note hedge transactions (collectively, the “Capped Call Transactions”). The Capped Call Transactions cover, subject to customary anti-dilution adjustments, the number of shares of the Company’s common stock that initially underlie the Convertible Notes.

The Capped Call Transactions are expected generally to reduce the potential dilution and/or offset any cash payments the Company is required to make in excess of the principal amount due upon conversion of the Convertible Notes in the event that the market price of the Company’s common stock is greater than the strike price of the Capped Call Transactions, which was initially $37.325 per share and the initial cap price was $52.255 per share. The initial call and cap prices are subject to adjustments under the terms of the underlying capped call agreements, including for various transactions such as the payment of dividends. The initial number of shares underlying the Capped Call Transactions is 4.2 million.

As of March 31, 2023, the Capped Call Transactions remain outstanding and have an intrinsic value of $62.1 million.

The Capped Call Transactions are separate transactions, in each case entered into between the Company and the respective Option Counterparty, and are not part of the terms of the Convertible Notes and will not affect any holder’s rights under the Convertible Notes. Holders of the Convertible Notes will not have any rights with respect to the Capped Call Transactions. Additionally, the cost of the Capped Call Transactions is not expected to be tax deductible as the Company did not elect to integrate the Capped Call Transactions into the notes for tax purposes. As the Capped Call Transactions meet certain accounting criteria, they were classified as equity and are not accounted for as derivatives.

9. Income Taxes

The Company's effective tax rate for three months ended March 31, 2023 is based on its estimated full year effective tax rate, adjusted for discrete items. The effective tax rate for the three months ended March 31, 2023 was 15.8%. The effective tax rate for the three months ended March 31, 2023 differs from the U.S. federal statutory rate of 21%, primarily due to the income tax benefit for excess percentage depletion and discrete tax benefits related to equity compensation.

For the three months ended March 31, 2022, the Company's effective tax rate was 0.2%. The effective tax rate for the three months ended March 31, 2022 was impacted by the valuation allowance the Company maintained against its deferred tax assets until the fourth quarter of 2022.

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

The table below sets forth, by level, the Company’s financial assets and liabilities that are recorded at fair value in the accompanying Condensed Consolidated Balance Sheet:

	March 31, 2023
	Total	Level 1	Level 2	Level 3

	(In thousands)
Assets:
Investments in marketable securities	$32,116	$25,388	$6,728	$—
Derivatives	4,628	—	3,527	1,101
Fund for asset retirement obligations	137,134	137,134	—	—
Total assets	$173,878	$162,522	$10,255	$1,101
Liabilities:
Derivatives	$—	$—	$—	$—

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

The Company has contributed $137.1 million to a fund that will serve to defease the long-term asset retirement obligation for its thermal asset base; this amount is recorded as “Fund for asset retirement obligations” on the Consolidated Balance Sheets. The funds are invested in highly rated securities, such as U.S. Treasuries, which fall within Level 1 of the fair value hierarchy. The funds will only be utilized for final mine closure reclamation activities.

The following table summarizes the change in fair values of financial instruments categorized as Level 3.

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
(In thousands)
Balance, beginning of period	$1,300	$1,219
Realized and unrealized gains (losses) recognized in earnings, net	(1,282)	6,490
Purchases	1,575	998
Settlements	(492)	(160)
Ending balance	$1,101	$8,547

Fair Value of Long-Term Debt

At March 31, 2023 and December 31, 2022, the fair value of the Company’s debt, including amounts classified as current, was $150.6 million and $223.0 million, respectively. Fair values are based upon observed prices in an active market, when available, or from valuation models using market information, which fall into Level 2 in the fair value hierarchy.

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

The following table provides the basic and diluted earnings per share by reconciling the numerators and denominators of the computations:

	Three Months Ended March 31,
	2023	2022

(In Thousands)
Net income attributable to common shares	$198,108	$271,872
Adjustment of interest expense attributable to Convertible Notes	108	2,309
Diluted net income attributable to common stockholders	198,216	274,181

Basic weighted average shares outstanding	17,924	15,448
Effect of dilutive securities	1,524	1,651
Convertible Notes (a)	336	4,172
Diluted weighted average shares outstanding	19,784	21,271
(a)	Diluted weighted average common shares outstanding includes the dilutive effect had the Company's Convertible Notes been converted at the beginning of the year ended December 31, 2023. If converted by the holder, the Company may settle in cash, shares of the Company's common stock or a combination thereof, at the Company's election. The Capped Call Transaction is anti-dilutive and is excluded from the calculation of diluted earnings per share.

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

The proposed regulations were posted to the Federal Register on January 19, 2023 with written comments to be accepted within 60 days of this date. Subsequently, the comment period was extended an additional 30 days.

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

Workers’ compensation expense consists of the following components:

	Three Months Ended March 31,
	2023	2022

	(In thousands)
Self-insured occupational disease benefits:
Service cost	$993	$1,498
Interest cost(1)	1,511	1,152
Net amortization(1)	(241)	157
Total occupational disease	$2,263	$2,807
Traumatic injury claims and assessments	1,690	2,056
Total workers’ compensation expense	$3,953	$4,863
(1)	In accordance with the adoption of ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” these costs are recorded within Nonoperating expenses in the Condensed Consolidated Income Statements on the line item “Non-service related pension and postretirement benefit costs.”

13. Employee Benefit Plans

The following table details the components of pension benefit credit:

	Three Months Ended March 31,
	2023	2022

	(In thousands)
Interest cost(1)	$1,534	$1,093
Expected return on plan assets(1)	(1,518)	(1,432)
Pension settlement(1)	—	—
Amortization of prior service credits (1)	(37)	(53)
Amortization of other actuarial losses (gains) (1)	(195)	—
Net benefit credit	$(216)	$(392)

The following table details the components of other postretirement benefit credit:

	Three Months Ended March 31,
	2023	2022

	(In thousands)
Service cost	$58	$71
Interest cost(1)	674	501
Amortization of other actuarial gains (1)	(2,422)	(627)
Net benefit credit	$(1,690)	$(55)
(1)	In accordance with the adoption of ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” these costs are recorded within Nonoperating expenses in the Condensed Consolidated Income Statements on the line item “Non-service related pension and postretirement benefit costs.”

In February 2022, the Board of Directors approved the termination of the Company’s Cash Balance Pension Plan.  The Company has executed plan amendments regarding the termination and filed an Application for Determination for Terminating Pension Plan with the Internal Revenue Service ("IRS"), which was approved by the IRS during the first quarter of 2023.  The Company also prepared and filed appropriate notices and documents related to the Pension Plan's termination and wind-down with the Pension Benefit Guaranty Corporation ("PBGC"). Anticipated distributions to participants are anticipated during the second half of 2023.  In order to complete the termination of the plan, the Company anticipates making a final contribution to the plan of approximately $7.5 million.

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

As of March 31, 2023, the Company had outstanding surety bonds with a face amount of $544.2 million to secure various obligations and commitments and $68.0 million of letters of credit under its Securitization and Inventory

Facilities used to collateralize certain obligations. The Company had posted $5.6 million in cash collateral related to various obligations; this amount is recorded within “Other noncurrent assets” on the Condensed Consolidated Balance Sheets.

As of March 31, 2023, the Company’s reclamation-related obligations of $245.8 million were supported by surety bonds of $456.1 million. The Company has posted $0.6 million in cash collateral related to reclamation surety bonds. This amount is recorded within “Other noncurrent assets” on the Condensed Consolidated Balance Sheets. Additionally, in the first quarter of 2023, the Company contributed an additional $1.1 million representing interest earned to a fund that will serve to defease the long-term asset retirement obligation for its thermal asset base bringing the total to $137.1 million as of March 31, 2023. This amount is recorded as “Fund for asset retirement obligations” on the Condensed Consolidated Balance Sheets.

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

Reporting segment results for the three months ended March 31, 2023 and 2022 are presented below. The Corporate, Other, and Eliminations grouping includes these charges: idle operations; change in fair value of coal derivatives, net; corporate overhead; land management activities; other support functions; and the elimination of intercompany transactions.

			Corporate,
			Other and
(In thousands)	MET	Thermal	Eliminations	Consolidated

Three Months Ended March 31, 2023
Revenues	$536,172	$333,759	$—	$869,931
Adjusted EBITDA	263,057	46,255	(31,971)	277,341
Depreciation, depletion and amortization	27,853	7,408	218	35,479
Accretion on asset retirement obligation	615	4,314	363	5,292
Total assets	1,077,846	395,624	959,189	2,432,659
Capital expenditures	24,761	5,493	287	30,541

Three Months Ended March 31, 2022
Revenues	$472,171	$395,765	$—	$867,936
Adjusted EBITDA	259,003	100,500	(38,520)	320,983
Depreciation, depletion and amortization	26,952	5,032	226	32,210
Accretion on asset retirement obligation	553	3,444	433	4,430
Total assets	1,001,734	227,009	922,142	2,150,885
Capital expenditures	17,580	4,002	706	22,288

A reconciliation of net income to adjusted EBITDA and segment Adjusted EBITDA from coal operations follows:

	Three Months Ended March 31,
(In thousands)	2023	2022
Net income	$198,108	$271,872
Provision for income taxes	37,138	455
Interest expense, net	790	7,023
Depreciation, depletion and amortization	35,479	32,210
Accretion on asset retirement obligations	5,292	4,430
Non-service related pension and postretirement benefit (credits) costs	(592)	873
Net loss resulting from early retirement of debt	1,126	4,120
Adjusted EBITDA	$277,341	$320,983
EBITDA from idled or otherwise disposed operations	4,032	2,390
Selling, general and administrative expenses	26,022	26,648
Other	1,917	9,482
Segment Adjusted EBITDA from coal operations	$309,312	$359,503

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

			Corporate,
			Other and
	MET	Thermal	Eliminations	Consolidated

	(in thousands)

Three Months Ended March 31, 2023
North America revenues	$71,407	$287,259	$—	$358,666
Seaborne revenues	464,765	46,500	—	511,265

Total revenues	$536,172	$333,759	$—	$869,931

Three Months Ended March 31, 2022
North America revenues	$3,651	$305,563	$—	$309,214
Seaborne revenues	468,520	90,202	—	558,722

Total revenues	$472,171	$395,765	$—	$867,936

As of March 31, 2023, the Company has outstanding performance obligations for the remainder of 2023 of 53.4 million tons of fixed price contracts and 5.4 million tons of variable price contracts. Additionally, the Company has outstanding performance obligations beyond 2023 of approximately 73.5 million tons of fixed price contracts and 4.0 million tons of variable price contracts.

17. Leases

The Company has operating and financing leases for mining equipment, office equipment, office space and transloading terminals with remaining lease terms ranging from less than one year to approximately four years. Some of these leases include both lease and non-lease components which are accounted for as a single lease component as the Company has elected the practical expedient to combine these components for all leases. As most of the leases do not provide an implicit rate, the Company calculated the “right-of-use” (“ROU”) assets and lease liabilities using its secured incremental borrowing rate at the lease commencement date.

As of March 31, 2023 and December 31, 2022, the Company had the following ROU assets and lease liabilities within the Company’s Condensed Consolidated Balance Sheets:

		March 31,	December 31,
		2023	2022
Assets	Balance Sheet Classification
Operating lease right-of-use assets	Other noncurrent assets	$11,448	$12,106
Financing lease right-of-use assets	Other noncurrent assets	2,594	2,918
Total Lease Assets		$14,042	$15,024

Liabilities	Balance Sheet Classification
Financing lease liabilities - current	Accrued expenses and other current liabilities	$993	$977
Operating lease liabilities - current	Accrued expenses and other current liabilities	2,730	2,722
Financing lease liabilities - long-term	Other noncurrent liabilities	2,866	3,121
Operating lease liabilities - long-term	Other noncurrent liabilities	9,280	9,993
		$15,869	$16,813

Weighted average remaining lease term in years
Operating leases		3.89	4.14
Finance leases		2.00	2.25

Weighted average discount rate
Operating leases		5.5%	5.5%
Finance leases		6.4%	6.4%

Information related to leases was as follows:

	Three Months Ended March 31,
	2023	2022

Operating lease information:
Operating lease cost	$831	$831
Operating cash flows from operating leases	876	866

Financing lease information:
Financing lease cost	$393	$393
Operating cash flows from financing leases	303	303

Future minimum lease payments under non-cancellable leases as of March 31, 2023 were as follows:

	Operating	Finance
Year	Leases	Leases
	(In thousands)
2023	$2,480	$908
2024	3,200	1,210
2025	3,185	2,111
2026	3,080	—
2027	1,533	—
Thereafter	—	—
Total minimum lease payments	$13,478	$4,229
Less imputed interest	(1,468)	(370)

Total lease liabilities	$12,010	$3,859

18. Subsequent Event

On April 24, 2023, the Company announced the board approval of a quarterly dividend of $2.45 per share for stockholders of record on May 31, 2023, with a payment date of June 15, 2023. The dividend consists of a fixed component of $0.25 per share and a variable component of $2.20 per share.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, all references in this report to “Arch,” the “Company,” “we,” “us,” or “our” are to Arch Resources, Inc. and its subsidiaries.

Cautionary Notice Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended - that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “should,” “could,” “appears,” “estimates,” “expects,” “anticipates,” “intends,” “may,” “plans,” “predicts,” “projects,” “believes,” “seeks,” or “will.” Actual results may vary significantly from those anticipated due to many factors, including: loss of availability, reliability and cost-effectiveness of transportation facilities and fluctuations in transportation costs; inflationary pressures and availability and price of mining and other industrial supplies; changes in coal prices, which may be caused by numerous factors beyond our control, including changes in the domestic and foreign supply of and demand for coal and the domestic and foreign demand for steel and electricity; volatile economic and market conditions; operating risks beyond our control, including risks related to mining conditions, mining, processing and plant equipment failures or maintenance problems, weather and natural disasters, the unavailability of raw materials, equipment or other critical supplies, mining accidents, and other inherent risks of coal mining that are beyond our control; the effects of foreign and domestic trade policies, actions or disputes on the level of trade among the countries and regions in which we operate, the competitiveness of our exports, or our ability to export; competition, both within our industry and with producers of competing energy sources, including the effects from any current or future legislation or regulations designed to support, promote or mandate renewable energy sources; alternative steel production technologies that may reduce demand for our coal; our ability to secure new coal supply arrangements or to renew existing coal supply arrangements; the loss of, or significant reduction in, purchases by our largest customers; disruptions in the supply of coal from third parties; risks related to our international growth; our relationships with, and other conditions affecting our customers and our ability to collect payments from our customers; the availability and cost of surety bonds; including potential collateral requirements; we may not have adequate insurance coverage for some business risks; additional demands for credit support by third parties and decisions by banks, surety bond providers, or other counterparties to reduce or eliminate their exposure to the coal industry; inaccuracies in our estimates of our coal reserves; defects in title or the loss of a leasehold interest; losses as a result of certain marketing and asset optimization strategies; cyber-attacks or other security breaches that disrupt our operations, or that result in the unauthorized release of proprietary, confidential or personally identifiable information; our ability to acquire or develop coal reserves in an economically feasible manner; our ability to pay dividends or repurchase shares of our common stock according to our announced intent or at all; the loss of key personnel or the failure to attract additional qualified personnel and the availability of skilled employees and other workforce factors; existing and future legislation and regulations affecting both our coal mining operations and our customers’ coal usage, governmental policies and taxes, including those aimed at reducing emissions of elements such as mercury, sulfur dioxides, nitrogen oxides, particulate matter or greenhouse gases; increased pressure from political and regulatory authorities, along with environmental and climate change activist groups, and lending and investment policies adopted by financial institutions and insurance companies to address concerns about the environmental impacts of coal combustion; increased attention to environmental, social or governance matters (“ESG”); our ability to obtain and renew various permits necessary for our mining operations; risks related to regulatory agencies ordering certain of our mines to be temporarily or permanently closed under certain circumstances; risks related to extensive environmental regulations that impose significant costs on our mining operations and could result in litigation or material liabilities; the accuracy of our estimates of reclamation and other mine closure obligations; the existence of hazardous substances or other environmental contamination on property owned or used by us; and risks related to tax legislation and our ability to use net operating losses and certain tax credits. All forward-looking statements in this report, as well as all other written and oral forward-looking statements attributable to us or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in this section and elsewhere in this report. These factors are not necessarily all of the important factors that could affect us. These risks and uncertainties, as well as other risks of which we are not aware or which we currently do not believe to be material, may cause our actual future results to be materially different than those expressed in our forward-looking statements. These forward-looking statements speak only as of the date on which such statements were made, and we do not undertake to update our forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by the federal securities laws. For a description of some of the risks and uncertainties that may affect our future results, you should see the “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 and subsequent Form 10-Q filings.

Overview

Our results for the three months ended March 31, 2023 benefited from continued strong global metallurgical markets while global thermal coal markets retreated from historically high levels, but remained above previous long-term average levels. The Russian invasion of Ukraine continues to distort previously established trading patterns in the global energy markets. However, a generally mild winter heating season in Europe and much of North America has mitigated feared natural gas shortages and significantly moderated thermal coal markets. In the Pacific, while China has currently lifted the suspension of purchases of Australian coal for the most part, traditional trade flows in coal markets are far from being reestablished. General global inflationary pressure may be moderating, following tighter monetary policies from many nations’ central banks, but the rapid tightening has caused some instability in certain areas of the global banking industry. On a macro level, the outlook for global economic growth in the short term is mixed at best, but supply constraints continue to support global metallurgical and thermal coal markets to varying degrees.

The February 2022 Russian invasion of Ukraine continues to significantly disrupt previously established global coal and energy trading patterns, driving Russian products into Asian markets at discounted prices. On-going bans on the import of Russian coal by the European Union, the United Kingdom, Japan, and other nations continues to pressure availability of supply to these markets. In particular, the European Union’s ban on importation of Russian coal, which became effective on August 10, 2022, and the related restriction of Russian natural gas supplies into Europe, contributed to historically high thermal coal prices in the international markets during 2022. The current mild winter heating season in Europe has prevented, at least currently, feared natural gas and electricity shortages, allowing European energy markets to moderate. This moderation in European energy prices has led to announcements of the reopening of several Basic Oxygen Furnace (“BOF”) steel plants in Europe that had been idled during 2022. While prospects for global economic growth remain uncertain, the outlook for increased steel production and coking coal demand in Europe has improved. Furthermore, supply constraints and disruptions continue to support coking coal markets.

Since the fourth quarter of 2020, China had effectively banned the import of coking coal and thermal coal, among other products, from Australia, the largest global exporter of coking coal. Currently, China has lifted this ban on Australian coal. The lifting of this ban is beginning to impact trade patterns as Australian coal begins to flow into China once again. We expect international coking and thermal coal markets to remain volatile as they adjust to this new reality. Russian coking coal, offered at discounts to published indices, remains a larger share of Chinese and Indian imports than previously, but logistical, financial, and quality constraints exist as potential barriers to further increase in Russian supplies to these markets. Overall, Australian and North American coking coal supply continues to be constrained despite coking coal prices staying persistently above long-term historical averages.

Some new coking coal supply has been added to the market; however, production and logistical disruptions, continue to constrain supply. The duration of specific supply disruptions is unknown. We believe that underinvestment in the sector in recent years underlies both the current and longer-term market dynamics. Overall, underinvestment in the sector appears likely to persist, despite favorable markets, as government policies and diminished access to traditional capital markets, limits investment in the sector. In the current environment, we expect coking coal prices to remain volatile. Longer term, we believe continued limited global capital investment in new coking coal production capacity, normal reserve depletion, and an eventual return to economic growth will provide support to coking coal markets.

During the first three months of 2023, domestic thermal coal consumption was pressured by a generally mild winter heating season in most of the heavily populated areas of the United States, and falling natural gas prices. Currently, natural gas prices are at levels that allow the competing fuel to economically dispatch ahead of thermal coal. We have firm sales commitments for the current year for our thermal segment at volume levels that ensure economic operation, even if some volume is deferred. Longer term, we continue to believe thermal coal demand in the United States will remain pressured by continuing increases in subsidized renewable generation sources, particularly wind and solar, planned retirements of coal fueled generating facilities, and competition from natural gas. Despite some moderation, international thermal coal markets remain above long term historical averages, supporting continued export opportunities for our thermal operations.

During the first three months of 2023, we encountered adverse geologic conditions at our West Elk thermal coal operation. These conditions adversely impacted both our expected volumes and coal quality. Due to this situation, we have issued force majeure notices to our West Elk customers with shipments affected by that event and logistics providers. We continue to communicate with these customers and logistics providers, and to manage through the adverse area to mitigate adverse impacts to the extent possible.

We continue to pursue strategic alternatives for our thermal assets, including, among other things, potential divestiture. We are concurrently shrinking our operational footprint at our thermal operations. During the first three months of 2023, we contributed $1.1 million to our fund for asset retirement obligations, representing interest earned, bringing our total to $137.1 million. Additionally, we performed approximately $2.5 million of reclamation work at our thermal operations. We plan to continue to grow the thermal mine reclamation fund through both contributions from cash flow of up to $20 million and interest earnings. We continue to exercise our operational flexibility to maximize cash generation from our thermal operations. Currently, we plan to meet existing commitments, and align our production accordingly. Longer term, we will maintain our focus on aligning our thermal production rates with the expected secular decline in domestic thermal coal demand and viable export opportunities, while adjusting our thermal operating plans to minimize future cash requirements and maintain flexibility to react to short-term market fluctuations. We continue to streamline our entire organizational structure to reflect our long-term strategic direction as a leading producer of metallurgical products for the steelmaking industry.

Results of Operations

Three Months Ended March 31, 2023 and 2022

Revenues. Our revenues include sales to customers of coal produced at our operations and coal purchased from third parties. Transportation costs are included in cost of coal sales and amounts billed by us to our customers for transportation are included in revenues.

Coal sales. The following table summarizes information about our coal sales during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	(Decrease) / Increase

	(In thousands)
Coal sales	$869,931	$867,936	$1,995
Tons sold	19,176	19,738	(562)

On a consolidated basis, coal sales in the first quarter of 2023 were approximately $2.0 million, or 0.2%, more than in the first quarter of 2022, while tons sold decreased approximately 0.6 million tons, or 2.8%. Coal sales from Metallurgical operations increased approximately $64.0 million, primarily due to higher volume and offset partially by decreased pricing. Thermal coal sales decreased approximately $62.0 million due to decreased pricing and volume. See the discussion in “Operational Performance” for further information about segment results.

Costs, expenses and other. The following table summarizes costs, expenses and other components of operating income during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Increase (Decrease) in Net Income

	(In thousands)
Cost of sales (exclusive of items shown separately below)	$571,737	$508,225	$(63,512)
Depreciation, depletion and amortization	35,479	32,210	(3,269)
Accretion on asset retirement obligations	5,292	4,430	(862)
Change in fair value of coal derivatives, net	(1,462)	15,519	16,981
Selling, general and administrative expenses	26,022	26,648	626
Other operating income, net	(3,707)	(3,439)	268
Total costs, expenses and other	$633,361	$583,593	$(49,768)

Cost of sales. Our cost of sales for the first quarter of 2023 increased approximately $63.5 million, or 12.5%, versus the first quarter of 2022. The increase in cost of sales is directly attributable to general inflationary pressures on most goods and services, increased repairs and supplies costs of approximately $38.6 million, and increased compensation and related benefit costs of approximately $16.0 million. See discussion in “Operational Performance” for further information about segment results.

Depreciation, depletion and amortization. The increase in depreciation, depletion, and amortization in the first quarter of 2023 versus the first quarter of 2022 is primarily due to the increased depletion and amortization in our Metallurgical Segment of approximately $2.5 million as a result of increased volume.

Accretion on asset retirement obligations. The increase in accretion expense in the first quarter of 2023 versus the first quarter of 2022 is primarily related to the results of our annual recosting exercise completed during the fourth quarter of 2022.

Change in fair value of coal derivatives, net. The gains in the first quarter of 2023 versus the first quarter of 2022 are primarily related to mark-to-market gains on coal derivatives that are used to hedge our price risk for international thermal coal shipments.

Selling, general and administrative expenses. The decrease in selling, general and administrative expenses in the first quarter of 2023 versus the first quarter of 2022 was due to a decrease in compensation related expenses offset by an increase in professional services.

Other operating income, net. The increase in other operating income, net in the first quarter of 2023 versus the income in the first quarter of 2022, consists primarily of the net favorable impact of certain coal derivative settlements of approximately $11.7 million, partially offset by the unfavorable impact of mark to market movements on heating oil positions of approximately $8.1 million.

Nonoperating expenses. The following table summarizes our nonoperating expenses during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Increase (Decrease) in Net Income

	(In thousands)
Non-service related pension and postretirement benefit credits (costs)	$592	$(873)	$1,465
Net loss resulting from early retirement of debt	(1,126)	(4,120)	2,994
Total nonoperating expenses	$(534)	$(4,993)	$4,459

Net loss resulting from early retirement of debt. In the first quarter of 2023, we incurred a $1.1 million loss related to the Convertible Note repurchases. In the prior year quarter, we incurred a $4.1 million loss from the repayment of $271.8 million of Term Loan. For further information regarding the Convertible Notes repurchases, see Note 8, “Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements.

Provision for income taxes. The following table summarizes our provision for income taxes for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Increase (Decrease) in Net Income

	(In thousands)
Provision for income taxes	$37,138	$455	$(36,683)

See Note 9, to the Consolidated Financial Statements “Income Taxes,” to the Consolidated Condensed Income Statements for additional information of the statutory federal income tax provision at the statutory rate to the actual provision for taxes.

Operational Performance

Three Months Ended March 31, 2023 and 2022

Our mining operations are evaluated based on Adjusted EBITDA, per-ton cash operating costs (defined as including all mining costs except depreciation, depletion, amortization, accretion on asset retirements obligations, and pass-through transportation expenses, divided by segment tons sold), and on other non-financial measures, such as safety and environmental performance. Adjusted EBITDA is defined as net income attributable to us before the effect of net interest expense, income taxes, depreciation, depletion and amortization, the amortization of sales contracts, the accretion on asset retirement obligations and nonoperating income (expenses). Adjusted EBITDA may also be adjusted for items that may not reflect the trend of future results by excluding transactions that are not indicative of our core operating performance. Adjusted EBITDA is not a measure of financial performance in accordance with generally accepted accounting principles, and items excluded from Adjusted EBITDA are significant in understanding and assessing our financial condition. Therefore, Adjusted EBITDA should not be considered in isolation, nor as an alternative to net income, income from operations, cash flows from operations or as a measure of our profitability, liquidity or performance under generally accepted accounting principles. Furthermore, analogous measures are used by industry analysts and investors to evaluate our operating performance. Investors should be aware that our presentation of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies.

The following table shows results by operating segment for the three months ended March 31, 2023 and March 31, 2022.

	Three Months Ended March 31,
	2023	2022	Variance
Metallurgical
Tons sold (in thousands)	2,155	1,543	612
Coal sales per ton sold	$204.25	$255.52	$(51.27)
Cash cost per ton sold	$82.66	$88.04	$5.38
Cash margin per ton sold	$121.59	$167.48	$(45.89)
Adjusted EBITDA (in thousands)	$263,057	$259,003	$4,054
Thermal
Tons sold (in thousands)	17,021	18,195	(1,174)
Coal sales per ton sold	$18.49	$18.85	$(0.36)
Cash cost per ton sold	$15.79	$13.43	$(2.36)
Cash margin per ton sold	$2.70	$5.42	$(2.72)
Adjusted EBITDA (in thousands)	$46,255	$100,500	$(54,245)

This table reflects numbers reported under a basis that differs from U.S. GAAP. See “Reconciliation of Non-GAAP measures” below for explanation and reconciliation of these amounts to the nearest GAAP measures. Other companies may calculate these per ton amounts differently, and our calculation may not be comparable to other similarly titled measures.

Metallurgical — Adjusted EBITDA for the three months ended March 31, 2023 increased slightly from the three months ended March 31, 2022 due to increased tons sold and lower cash cost per ton sold, partially offset by decreased coal sales per tons sold. Tons sold increased and cash cost per ton sold decreased as each of our metallurgical mines increased production volume over the prior year period. Coal sales per ton sold declined from the historically high levels of the prior year period, but remain above long-term historical averages. As discussed previously in the “Overview,” coking coal indices remain above long-term averages due to supply constraints and a longer term, global lack of investment in the industry. Cash cost per ton sold decreased versus the prior year period despite continued inflationary pressure on most goods and services, due to the increase in production volume and decreased taxes and royalties that are based on a percentage of coal sales per ton sold.

As expected, conditions and productivity at our Leer South longwall mine improved in the current quarter as we mined our third panel. Our move to the fourth panel, where we expect conditions similar to the third panel, occurred in

April 2023. We continue to expect the addition of this second longwall operation to our Metallurgical Segment will significantly increase our future volumes and strengthen our low average segment cost structure relative to our peers.

Our Metallurgical segment sold 2.1 million tons of coking coal and 0.1 million tons of associated thermal coal in the three months ended March 31, 2023, compared to 1.5 million tons of coking coal and 0.1 million tons of associated thermal coal in the three months ended March 31, 2022. Longwall operations accounted for approximately 80% of our shipment volume in the three months ended March 31, 2023, compared to approximately 74% of our shipment volume in the three months ended March 31, 2022.

Thermal — Adjusted EBITDA for the three months ended March 31, 2023 decreased versus the three months ended March 31, 2022, due to decreased coal sales per ton sold, decreased tons sold, and increased cash cost per ton sold. The decline in coal sales per ton sold in the current year period is due to the roll off and replacement of some high-priced domestic business was contracted for the prior year period during the second half of 2021, which was a period of very strong domestic thermal coal markets, and a decrease in the percentage of tons sold from our higher priced West Elk operation. Tons sold decreased in the current year period due to rail service constraints early in the quarter, and the generally mild winter heating season and a related significant drop in natural gas prices as the quarter progressed. Cash cost per ton sold increased due to the decrease in tons sold, and general inflationary pressure on most goods and services.

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

			Idle and
Three Months Ended March 31, 2023	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Revenues in the Consolidated Income Statements	$536,172	$333,759	$—	$869,931
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	—	(2,668)	—	(2,668)
Transportation costs	96,054	21,721	—	117,775
Non-GAAP Segment coal sales revenues	$440,118	$314,706	$—	$754,824
Tons sold	2,155	17,021
Coal sales per ton sold	$204.25	$18.49

			Idle and
Three Months Ended March 31, 2022	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Revenues in the Consolidated Income Statements	$472,171	$395,765	$—	$867,936
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	—	9,074	—	9,074
Coal sales revenues from idled or otherwise disposed operations not included in segments	—	—	(1)	(1)
Transportation costs	77,863	43,744	1	121,608
Non-GAAP Segment coal sales revenues	$394,308	$342,947	$—	$737,255
Tons sold	1,543	18,195
Coal sales per ton sold	$255.52	$18.85

Segment cash cost per ton sold

Non-GAAP Segment cash cost per ton sold is calculated as segment cash cost of coal sales divided by segment tons sold. Segment cash cost of coal sales is adjusted for transportation costs, and may be adjusted for other items that, due to generally accepted accounting principles, are classified in “other income” on the statements of operations, but relate directly to the costs incurred to produce coal. Segment cash cost per ton sold is not a measure of financial performance in accordance with generally accepted accounting principles. We believe segment cash cost per ton sold better reflects our controllable costs and our operating results by including all costs incurred to produce coal. The adjustments made to arrive at these measures are significant in understanding and assessing our financial condition. Therefore, segment cash cost of coal sales should not be considered in isolation, nor as an alternative to cost of sales under generally accepted accounting principles.

			Idle and
Three Months Ended March 31, 2023	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Cost of sales in the Consolidated Income Statements	$274,171	$289,506	$8,060	$571,737
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other income"	—	(1,008)	—	(1,008)
Transportation costs	96,054	21,721	—	117,775
Cost of coal sales from idled or otherwise disposed operations not included in segments	—	—	5,178	5,178
Other (operating overhead, certain actuarial, etc.)	—	—	2,882	2,882
Non-GAAP Segment cash cost of coal sales	$178,117	$268,793	$—	$446,910
Tons sold	2,155	17,021
Cash Cost Per Ton Sold	$82.66	$15.79

			Idle and
Three Months Ended March 31, 2022	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Cost of sales in the Consolidated Income Statements	$213,728	$288,084	$6,413	$508,225
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other income"	—	27	—	27
Transportation costs	77,863	43,744	1	121,608
Cost of coal sales from idled or otherwise disposed operations not included in segments	—	—	3,704	3,704
Other (operating overhead, certain actuarial, etc.)	—	—	2,708	2,708
Non-GAAP Segment cash cost of coal sales	$135,865	$244,313	$—	$380,178
Tons sold	1,543	18,195
Cash Cost Per Ton Sold	$88.04	$13.43

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

	Three Months Ended March 31,
	2023	2022

Net income	$198,108	$271,872
Provision for income taxes	37,138	455
Interest expense, net	790	7,023
Depreciation, depletion and amortization	35,479	32,210
Accretion on asset retirement obligations	5,292	4,430
Non-service related pension and postretirement benefit (credits) costs	(592)	873
Net loss resulting from early retirement of debt	1,126	4,120
Adjusted EBITDA	277,341	320,983
EBITDA from idled or otherwise disposed operations	4,032	2,390
Selling, general and administrative expenses	26,022	26,648
Other	1,917	9,482
Segment Adjusted EBITDA from coal operations	$309,312	$359,503

Other includes primarily income or loss from our equity investment, changes in fair value of derivatives we use to manage our exposure to diesel fuel pricing, changes in the fair value of coal derivatives, EBITDA provided by our land company, and certain miscellaneous revenue.

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

Given the volatile nature of coal markets, we believe it remains important to take a prudent approach to managing our balance sheet and liquidity. Additionally, banks and other lenders have become increasingly unwilling to provide financing to coal producers, especially those with significant thermal coal exposure. Due to the nature of our business, we may be limited in accessing debt capital markets or obtaining additional bank financing, or the cost of accessing this financing could become more expensive.

Our priority is to improve our financial position through enhancing liquidity and reducing our debt and other liabilities, while returning significant value to our stockholders. During the first three months of 2023, capital expenditures were approximately $30.5 million, and we expect our capital spending to remain at maintenance levels for the foreseeable future. During the first three months of 2023, we repurchased $13.2 million in principal amount of our Convertible Notes with consideration of $58.4 and received approximately $43.7 million for warrants that were exercised. During the first quarter of 2023, working capital had an outflow of approximately $169.6 million; primarily in receivables, inventories, and accounts payable. With the initial target of the fund for asset retirement obligations met in 2022, we contributed $1.1 million, representing interest earned, for the first three months of 2023 bringing the total to $137.1 million. We ended the first quarter of 2023 with cash, cash equivalents and short-term investments of $221.9 million and total liquidity of $347.6 million. We believe our current liquidity level is sufficient to fund our business and meet both our short-term (the next twelve months) and reasonably foreseeable long-term requirements and obligations including our recently enacted variable rate dividend policy. We expect to maintain minimum liquidity levels of approximately $250 million to $300 million, with a substantial portion of that held in cash. In addition, we expect to hold additional cash at the end of each quarter in an amount that represents a substantial portion of the following quarter’s dividend payment.

We believe we have significantly increased our future cash-generating capabilities, and as a result, in the second quarter of 2022, we launched a comprehensive capital return program that returns 50% of the prior quarter discretionary cash flow to stockholders via a variable rate cash dividend and reserves the remaining 50% for potential share buybacks, special dividends, the repurchase of potentially dilutive securities, and capital preservation. For the three months ended March 31, 2023, we paid approximately $66.9 million to our stockholders in the form of dividends, and spent approximately $20.8 million to repurchase our common stock. Any future dividends and all of these potential uses of capital are subject to board approval and declaration.

On January 18, 2023, the Office of Workers’ Compensation Programs (“OWCP”) proposed revisions to regulations under the Black Lung Benefits Act (BLBA) governing authorization of self-insurers. The revisions seek to codify the practice of basing a self-insured operator’s security requirement on an actuarial assessment of its total present and future black lung liability. A material change to the regulations is the requirements that all self-insured operators must post security equal to 120% of their projected black lung liabilities. The proposed regulations were posted to the Federal Register on January 19, 2023 with written comments to be accepted within 60 days of this date. Subsequently, the comment period was extended an additional 30 days. The revisions proposed by the OWCP were a material deviation from their bulletin issued in December 2020 that would have required the majority of coal operators to post security equal to 70% of their projected black lung liabilities, which, at the time, equated to the Company posting additional collateral of $71.1 million. If the above regulation is codified into law, the Company will be required to post additional collateral to maintain its self-insured status. The Company is evaluating alternatives to self-insurance, including the purchase of commercial insurance to cover these claims. Additionally, the Company is assessing the availability of surety bond capacity within the markets, additional sources of liquidity, and other items to satisfy the proposed regulations. Any of these outcomes will require additional collateral and would reduce our available liquidity.

Based on the first quarter discretionary cash flow, a combined fixed and variable dividend payment of $2.45 per share will be made to stockholders of record as of May 31, 2023, payable on June 15, 2023.

The table below summarizes our first quarter discretionary cash flow and total dividend payout:

Three Months Ended March 31,
2023

Cash flow from operating activities	$126,121
Less: Capital expenditures	(30,541)
Discretionary cash flow	$95,580
Variable dividend percentage	50%
Total dividend to be paid	$47,790

Total dividend per share (variable and fixed)	$2.45

During the second quarter of 2022, the Board of Directors increased the remaining outstanding authorization for share repurchases to $500 million. During the quarter ended March 31, 2023, we repurchased shares of our common stock for approximately $20.8 million bringing total repurchases to 11,337,991 shares for approximately $1.0 billion since the inception of the program in 2017. The timing of any future share purchases, and the ultimate number of shares to be purchased, will depend on a number of factors, including business and market conditions, our future financial performance, and other capital priorities. The shares will be acquired in the open market or through private transactions in accordance with Securities and Exchange Commission requirements. Our share repurchase program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock.

The table below summarizes our availability under our credit facilities as of March 31, 2023:

			Letters of
		Borrowing	Credit		Contractual
	Face Amount	Base	Outstanding	Availability	Expiration
	(Dollars in thousands)
Securitization Facility	$150,000	$150,000	$48,635	$101,365	August 1, 2025
Inventory Facility	50,000	50,000	26,200	23,800	August 3, 2025
Total	$200,000	$200,000	$74,835	$125,165

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

Contractual Obligations

Our contractual obligations include long-term debt and related interest, leases, coal lease rights, coal purchase obligations, and unconditional purchase obligations. As discussed above, we have reduced our long-term debt by repurchasing approximately $13.2 million principal amount of our Convertible Notes during the first three months of 2023. There have been no other material changes to our contractual obligations from our Annual Report on Form 10-K for the year ended December 31, 2022. For further information regarding the Term Loan Debt Facility and Convertible Notes exchanges and repurchases, see Note 8, “Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements.

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to certain off-balance sheet arrangements. These arrangements include guarantees, indemnifications, financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds. Liabilities related to these arrangements are not reflected in our consolidated balance sheets, and we do not expect any material adverse effects on our financial condition, results of operations or cash flows to result from these off-balance sheet arrangements. We use a combination of surety bonds and letters of credit to secure our financial obligations for reclamation, workers’ compensation, coal lease obligations and other obligations. There have been no material changes to our off-balance sheet arrangements from our Annual Report on Form 10-K for the year ended December 31, 2022. For further information regarding off-balance sheet arrangements, see Note 14, “Commitments and Contingencies” to the Condensed Consolidated Financial Statements.

Cash Flow

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
(In thousands)
Cash provided by (used in):
Operating activities	$126,121	$292,939
Investing activities	(29,570)	(9,566)
Financing activities	(142,871)	(289,843)

Cash provided by operating activities decreased $166.8 million compared to the prior year, primarily due to a change from prior year’s working capital of $136.1 million coupled with a decrease in results from thermal operations discussed in the “Overview” and “Operational Performance” sections above.

Cash used in investing activities increased in the three months ended March 31, 2023 versus the three months ended March 31, 2022, primarily due to increased capital expenditures of approximately $8.2 million for maintenance capital and an increase in net short-term investment activity approximately $9.4 million.

Cash used in financing activities declined $147.0 million compared to the prior period due to current quarter debt payments of approximately $71.8 million, dividend payments of approximately $66.9 million, and share repurchases of approximately $20.8 million offset by the receipt of $43.7 million for proceeds from warrants exercised compared to the prior year when we repaid $271.5 million of the term loan.

Critical Accounting Estimates

We prepare our financial statements in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Management bases our estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. There have been no material changes to our critical accounting estimates from our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Our sales commitments for 2023 were as follows as of March 31, 2023:

	2023
	Tons	$ per ton
Metallurgical	(in millions)
Committed, North America Priced Coking	1.7	$184.36
Committed, North America Unpriced Coking	0.2
Committed, Seaborne Priced Coking	1.9	213.11
Committed, Seaborne Unpriced Coking	3.9

Committed, Priced Thermal	0.2	63.59
Committed, Unpriced Thermal	—

Thermal
Committed, Priced	69.3	$17.45
Committed, Unpriced	1.7

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

We are exposed to price risk with respect to diesel fuel purchased for use in our operations. We anticipate purchasing approximately 30 to 35 million gallons of diesel fuel for use in our operations annually. To protect our cash flows from increases in the price of diesel fuel for our operations, we use forward physical diesel purchase contracts, purchased heating oil call options and New York Mercantile Exchange (“NYMEX”) gulf coast diesel swaps and options. At March 31, 2023, the Company had protected the price of expected diesel fuel purchases for the remainder of 2023 with approximately 18 million gallons of heating oil call options with an average strike price of $3.35 per gallon. These positions are not designated as hedges for accounting purposes, and therefore, changes in the fair value are recorded immediately to earnings.

Item 4.Controls and Procedures

We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date. There were no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the “Risk Factors” disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

A summary of our common stock repurchases during the three months ended March 31, 2023 is set forth in the table below:

				Approximate
			Total Number of	Dollar Value of
			Shares	Shares that May
			Purchased as	Yet Be
	Total Number		Part of Publicly	Purchased
	Shares	Average Price	Announced	Under the Plan
Date	Purchased	Paid per Share	Plans	(in thousands)
January 1 through January 31, 2023	85,651	$141.76	85,651	$329,069
February 1 through February 28, 2023	45,505	$146.44	45,505	$322,405
March 1 through March 31, 2023	—	$—	—	$322,405
Total	131,156	$143.39	131,156

In 2023, we had repurchased shares at an average price of $143.39 per for an aggregate purchase price of approximately $19.0 million. As of March 31, 2023, we had repurchased 11,337,991 shares at an average share price of $88.64 per share for an aggregate purchase price of approximately $1.0 billion since inception of the stock repurchase program in 2017, and the remaining authorized amount for stock repurchases under this program is approximately $322 million.

Item 4.Mine Safety Disclosures

The statement concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023.

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

3.1	Restated Certificate of Incorporation of Arch Resources, Inc. (incorporated by reference to Exhibit 3.2 of Arch Resources’ Current Report on Form 8-K filed on May 15, 2020).

3.2	Amended and Restated Bylaws of Arch Resources, Inc. (incorporated by reference to Exhibit 3.1 of Arch Resources’ Current Report on Form 8-K filed on December 16, 2022).

4.1	Form of specimen Class A Common Stock certificate (incorporated by reference to Exhibit 4.1 of Arch Resources’ Current Report on Form 8-K filed on October 11, 2016).

4.2	Form of specimen Class B Common Stock certificate (incorporated by reference to Exhibit 4.2 of Arch Resources’ Current Report on Form 8-K filed on October 11, 2016).

4.3	Form of specimen Series A Warrant certificate (incorporated by reference to Exhibit A of Exhibit 10.5 of Arch Resources’ Current Report on Form 8-K filed on October 11, 2016).

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

4.6

Form of certificate representing the 5.25% Convertible Senior Notes due 2025 (incorporated by reference to Exhibit A of Exhibit 4.1 of Arch Resources’ Current Report on Form 8-K filed on November 4, 2020).

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

10.7

Third Amendment to Credit Agreement dated September 30, 2020, by and among Arch Resources, Inc. and certain of its subsidiaries, as borrowers, the lenders from time to time party thereto and Regions Bank, in its capacities as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.7 of Arch Resources’ Quarterly Report on Form 10-Q for the period ended September 30, 2020).

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

10.9

Fifth Amendment to Credit Agreement dated August 3, 2022, by and among Arch Resources, Inc. and certain of its subsidiaries, as borrowers, the lenders from time to time party thereto and Regions Bank, in its capacities as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.9 of Arch Resources’ Quarterly Report on Form 10-Q for the period ended September 30, 2022).

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

10.24

Sixth Amendment to Second Amended and Restated Purchase and Sale Agreement dated December 31, 2020, among Arch Resources, Inc. and certain subsidiaries of Arch Resources, Inc., as originators (incorporated by reference to Exhibit 10.19 of Arch Resources’ Annual Report on Form 10-K for the year ended December 31, 2020).

10.25	Seventh Amendment to Second Amended and Restated Purchase and Sale Agreement dated March 31, 2023, among Arch Resources, Inc. and certain subsidiaries of Arch Resources, Inc., as originators.

10.26

Second Amended and Restated Sale and Contribution Agreement between Arch Resources, Inc., as the transferor, and Arch Receivable Company, LLC (incorporated by reference to Exhibit 10.4 of Arch Resources’ Current Report on Form 8-K filed on October 11, 2016).

10.27

First Amendment to the Second Amended and Restated Sale and Contribution Agreement, dated as of April 27, 2017, between Arch Resources, Inc., as the transferor, and Arch Receivable Company, LLC (incorporated by reference to Exhibit 10.4 of Arch Resources’ Current Report on Form 8-K filed on May 2, 2017).

10.28

Warrant Agreement, dated as of October 5, 2016, between Arch Resources, Inc. and American Stock Transfer & Trust Company, LLC, as Warrant Agent (incorporated by reference to Exhibit 10.5 of Arch Resources’ Current Report on Form 8-K filed on October 11, 2016).

10.29

Indemnification Agreement between Arch Resources, Inc. and the directors and officers of Arch Resources, Inc. and its subsidiaries (form incorporated by reference to Exhibit 10.28 of Arch Resources’ Annual Report on Form 10-K for the year ended 2022).

10.30

Registration Rights Agreement between Arch Resources, Inc. and Monarch Alternative Capital LP and certain other affiliated funds (incorporated by reference to Exhibit 10.1 of Arch Resources’ Current Report on Form 8-K filed on November 21, 2016).

10.31

Coal Lease Agreement dated as of March 31, 1992, among Allegheny Land Company, as lessee, and UAC and Phoenix Coal Corporation, as lessors, and related guarantee (incorporated by reference to the Current Report on Form 8-K filed by Ashland Coal, Inc. on April 6, 1992).

10.32

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

10.36

Federal Coal Lease effective as of March 1, 2005 by and between the United States of America and Ark Land LT, Inc. covering the tract of land known as “Little Thunder” in Campbell County, Wyoming (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Arch Resources on February 10, 2005).

10.37

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

10.38

Coal Lease (WYW127221) executed January 1, 1998 by and between the United States of America, through the Bureau of Land Management, as lessor, and Triton Coal Company, LLC, as lessee, covering a tract of land known as “North Roundup” in Campbell County, Wyoming (incorporated by reference to Exhibit 10.25 to Arch Resources’ Annual Report on Form 10-K for the year ended December 31, 2004).

10.39*

Letter Agreement dated October 25, 2021 by and between Arch Resources, Inc. and John W. Eaves (incorporated by reference to Exhibit 10.36 of Arch Resources’ Quarterly Report on Form 10-Q for the period ended September 30, 2021).

10.40*

Form of Employment Agreement for Executive Officers of Arch Resources, Inc. (incorporated by reference to Exhibit 10.4 of Arch Resources’ Annual Report on Form 10-K for the year ended December 31, 2011).

10.41*	Arch Resources, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.26 to Arch Resources’ Annual Report on Form 10-K for the year ended December 31, 2014).

10.42	Arch Resources, Inc. Outside Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 of Arch Resources’ Current Report on Form 8-K filed on December 12, 2008).

10.43*	Arch Resources, Inc. Supplemental Retirement Plan (as amended on December 5, 2008) (incorporated by reference to Exhibit 10.2 to Arch Resources’ Current Report on Form 8-K filed on December 12, 2008).

10.44*	Arch Resources, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to Arch Resources’ Registration Statement on Form S-8 filed on November 1, 2016).

10.45*	Form of Restricted Stock Unit Contract (Time-Based Vesting) (incorporated by reference to Exhibit 10.1 to Arch Resources’ Current Report on Form 8-K filed on November 30, 2016).

10.46*	Form of Restricted Stock Unit Contract (Performance-Based Vesting) (incorporated by reference to Exhibit 10.2 to Arch Resources’ Current Report on Form 8-K filed on November 30, 2016).

10.47

Stock Repurchase Agreement dated September 13, 2017, among Arch Resources, Inc. and Monarch Alternative Solutions Master Fund Ltd, Monarch Capital Master Partners III LP, MCP Holdings Master LP, Monarch Debt Recovery Master Fund Ltd and P Monarch Recovery Ltd. (incorporated by reference to Exhibit 10.1 of Arch Resources’ Current Report on Form 8-K filed on September 19, 2017).

10.48

Stock Repurchase Agreement dated December 8, 2017, among Arch Resources, Inc. and Monarch Alternative Solutions Master Fund Ltd, Monarch Capital Master Partners III LP, MCP Holdings Master LP, and Monarch Debt Recovery Master Fund Ltd (incorporated by reference to Exhibit 10.1 of Arch Resources’ Current Report on Form 8-K filed on December 11, 2017).

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (1) Condensed Consolidated Income Statements, (2) Condensed Consolidated Statements of Comprehensive Income (Loss), (3) Condensed Consolidated Balance Sheets, (4) Condensed Consolidated Statements of Cash Flows, (5) Condensed Consolidated Statements of Stockholders’ Equity and (6) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

April 27, 2023