Form 10-Q
period 2023-06-30
ARCH RESOURCES, INC.
filed 2023-07-27
CIK 1037676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

or

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

At July 18, 2023 there were 18,127,302 shares of the registrant’s common stock outstanding.

Part I

FINANCIAL INFORMATION

Item 1.Financial Statements.

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Income Statements

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(Unaudited)		(Unaudited)
Revenues	$757,294	$1,133,358	$1,627,225	$2,001,294
Costs, expenses and other operating
Cost of sales (exclusive of items shown separately below)	606,127	639,760	1,177,864	1,147,985
Depreciation, depletion and amortization	36,077	32,780	71,556	64,990
Accretion on asset retirement obligations	5,293	4,430	10,585	8,860
Change in fair value of coal derivatives, net	2,869	1,877	1,407	17,396
Selling, general and administrative expenses	22,791	26,516	48,813	53,164
Other operating (income) expense, net	(4,879)	5,238	(8,586)	1,799
	668,278	710,601	1,301,639	1,294,194

Income from operations	89,016	422,757	325,586	707,100

Interest income (expense), net
Interest expense	(3,537)	(5,138)	(7,663)	(12,185)
Interest and investment income	4,201	528	7,537	552
	664	(4,610)	(126)	(11,633)

Income before nonoperating expenses	89,680	418,147	325,460	695,467

Nonoperating expense
Non-service related pension and postretirement benefit credits (costs)	593	(459)	1,185	(1,332)
Net loss resulting from early retirement of debt	—	(9,629)	(1,126)	(13,749)
	593	(10,088)	59	(15,081)

Income before income taxes	90,273	408,059	325,519	680,386
Provision for income taxes	12,920	496	50,058	951
Net income	$77,353	$407,563	$275,461	$679,435

Net income per common share
Basic earnings per share	$4.20	$24.26	$15.16	$42.14
Diluted earnings per share	$4.04	$19.30	$14.16	$32.21
Weighted average shares outstanding
Basic weighted average shares outstanding	18,406	16,801	18,165	16,124
Diluted weighted average shares outstanding	19,135	21,452	19,459	21,362
Dividends declared per common share	$2.45	$8.11	$5.56	$8.36

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(Unaudited)		(Unaudited)
Net income	$77,353	$407,563	$275,461	$679,435

Derivative instruments
Comprehensive income before tax	—	—	—	1,763
Provision for income taxes	—	—	—	—
	—	—	—	1,763
Pension, postretirement and other post-employment benefits
Comprehensive loss before tax	(2,895)	(8,901)	(5,790)	(9,423)
Provision for income taxes	636	—	1,272	—
	(2,259)	(8,901)	(4,518)	(9,423)
Available-for-sale securities
Comprehensive (loss) income before tax	(24)	—	(39)	182
Provision for income taxes	5	—	8	—
	(19)	—	(31)	182

Total other comprehensive loss	(2,278)	(8,901)	(4,549)	(7,478)
Total comprehensive income	$75,075	$398,662	$270,912	$671,957

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	June 30, 2023	December 31, 2022
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$201,492	$236,059
Short-term investments	33,607	36,993
Restricted cash	1,100	1,100
Trade accounts receivable (net of $0 allowance at June 30, 2023 and December 31, 2022)	250,479	236,999
Other receivables	18,440	18,301
Inventories	263,310	223,015
Other current assets	49,547	71,384
Total current assets	817,975	823,851
Property, plant and equipment, net	1,192,681	1,187,028
Other assets
Deferred income taxes	160,927	209,470
Equity investments	22,348	17,267
Fund for asset retirement obligations	138,657	135,993
Other noncurrent assets	54,313	59,499
Total other assets	376,245	422,229
Total assets	$2,386,901	$2,433,108

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$188,494	$211,848
Accrued expenses and other current liabilities	121,043	157,043
Current maturities of debt	26,414	57,988
Total current liabilities	335,951	426,879
Long-term debt	109,216	116,288
Asset retirement obligations	234,842	235,736
Accrued pension benefits	1,076	1,101
Accrued postretirement benefits other than pension	50,802	49,674
Accrued workers’ compensation	152,942	155,756
Other noncurrent liabilities	76,508	82,094
Total liabilities	961,337	1,067,528
Stockholders' equity
Common stock, $0.01 par value, authorized 300,000 shares, issued 30,104 and 28,761 shares at June 30, 2023 and December 31, 2022, respectively	301	288
Paid-in capital	710,118	724,660
Retained earnings	1,737,661	1,565,374
Treasury stock, 11,905 and 11,207 shares at June 30, 2023 and December 31, 2022, respectively, at cost	(1,079,396)	(986,171)
Accumulated other comprehensive income	56,880	61,429
Total stockholders’ equity	1,425,564	1,365,580
Total liabilities and stockholders’ equity	$2,386,901	$2,433,108

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2023	2022

Operating activities	(Unaudited)
Net income	$275,461	$679,435
Adjustments to reconcile to cash from operating activities:
Depreciation, depletion and amortization	71,556	64,990
Accretion on asset retirement obligations	10,585	8,860
Deferred income taxes	49,824	—
Employee stock-based compensation expense	13,206	14,552
Amortization relating to financing activities	884	1,130
Gain on disposals and divestitures, net	(393)	(697)
Reclamation work completed	(11,757)	(8,204)
Contribution to fund for asset retirement obligations	(2,664)	(80,000)
Changes in:
Receivables	(13,057)	(138,155)
Inventories	(40,295)	(56,018)
Accounts payable, accrued expenses and other current liabilities	(53,729)	37,083
Income taxes, net	(828)	427
Coal derivative assets and liabilities, including margin account	1,407	17,710
Other	22,686	20,054
Cash provided by operating activities	322,886	561,167
Investing activities
Capital expenditures	(76,606)	(53,157)
Minimum royalty payments	(1,113)	(1,000)
Proceeds from disposals and divestitures	439	1,547
Purchases of short-term investments	(13,772)	—
Proceeds from sales of short-term investments	17,488	14,450
Investments in and advances to affiliates, net	(9,927)	(4,027)
Cash used in investing activities	(83,491)	(42,187)
Financing activities
Payments on term loan due 2024	(1,500)	(272,288)
Payments on convertible debt	(58,430)	(129,941)
Net payments on other debt	(24,849)	(19,939)
Purchases of treasury stock	(93,803)	—
Dividends paid	(111,913)	(154,567)
Payments for taxes related to net share settlement of equity awards	(27,217)	(4,908)
Proceeds from warrants exercised	43,750	19,412
Cash used in financing activities	(273,962)	(562,231)
Decrease in cash and cash equivalents, including restricted cash	(34,567)	(43,251)
Cash and cash equivalents, including restricted cash, beginning of period	$237,159	$326,295
Cash and cash equivalents, including restricted cash, end of period	$202,592	$283,044
Cash and cash equivalents, including restricted cash, end of period
Cash and cash equivalents	$201,492	$281,944
Restricted Cash	1,100	1,100
	$202,592	$283,044

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Treasury	Accumulated Other
	Common	Paid-In	Retained	Stock at	Comprehensive
	Stock	Capital	Earnings	Cost	Income	Total

	(In thousands, except per share data)
Balances at January 1, 2023	$288	$724,660	$1,565,374	$(986,171)	$61,429	$1,365,580
Dividends on common shares	—	—	(55,140)	—	—	(55,140)
Dividend Equivalents earned on RSU grants	—	120	(2,354)	—	—	(2,234)
Purchase of 131,156 shares of common stock under share repurchase program	—	(13)	—	(18,994)	—	(19,007)
Employee stock-based compensation	—	6,767	—	—	—	6,767
Cash paid for convertible debt repurchased	—	(44,486)	—	—	—	(44,486)
Issuance of 275,053 shares of common stock under long-term incentive plan	3	—	—	—	—	3
Common stock withheld related to net share settlement of equity awards	—	(27,055)	—	—	—	(27,055)
Issuance of 1,037,679 shares of common stock for warrants exercised	10	43,719	—	—	—	43,729
Total comprehensive income (loss)	—	—	198,108	—	(2,271)	195,837
Balances at March 31, 2023	$301	$703,712	$1,705,988	$(1,005,165)	$59,158	$1,463,994

Dividends on common shares	—	—	(45,011)	—	—	(45,011)
Dividend equivalents earned on RSU grants	—	98	(669)	—	—	(571)
Purchase of 623,304 shares of common stock under share repurchase program	—	—	—	(74,231)	—	(74,231)
Employee stock-based compensation	—	6,439	—	—	—	6,439
Common stock withheld related to net share settlement of equity awards	—	(162)	—	—	—	(162)
Issuance of 29,487 shares of common stock for warrants exercised	—	31	—	—	—	31
Total comprehensive income (loss)	—	—	77,353	—	(2,278)	75,075
Balances at June 30, 2023	$301	$710,118	$1,737,661	$(1,079,396)	$56,880	$1,425,564

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Treasury	Accumulated Other
	Common	Paid-In	Retained	Stock at	Comprehensive
	Stock	Capital	Earnings	Cost	Income	Total

	(In thousands, except per share data)
Balances at January 1, 2022	$255	$784,356	$712,478	$(827,381)	$14,158	$683,866
Cumulative effect of accounting change on convertible debt	—	(39,239)	6,718	—	—	(32,521)
Dividends on common shares	—	—	(4,271)	—	—	(4,271)
Total comprehensive income	—	—	271,872	—	1,423	273,295
Employee stock-based compensation	—	8,203	—	—	—	8,203
Issuance of 71,338 shares of common stock under long-term incentive plan	1	—	—	—	—	1
Common stock withheld related to net share settlement of equity awards	—	(4,827)	—	—	—	(4,827)
Issuance of 13,239 shares of common stock for warrants exercised	—	506	—	—	—	506
Balances at March 31, 2022	$256	$748,999	$986,797	$(827,381)	$15,581	$924,252

Dividends on common shares	—	—	(150,716)	—	—	(150,716)
Dividend equivalents earned on RSU grants	—	—	(8,665)	—	—	(8,665)
Employee stock-based compensation	—	6,349	—	—	—	6,349
Common stock withheld related to net share settlement of equity awards	—	(81)	—	—	—	(81)
Total comprehensive income (loss)	—	—	407,563	—	(8,901)	398,662
Issuance of 2,630,272 shares of common stock for convertible debt exchanged	26	(29)	—	—	—	(3)
Issuance of 445,497 shares of common stock for warrants exercised	4	18,906	—	—	—	18,910
Balances at June 30, 2022	$286	$774,144	$1,234,979	$(827,381)	$6,680	$1,188,708

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and U.S. Securities and Exchange Commission regulations. In the opinion of management, all adjustments, consisting of normal, recurring accruals considered necessary for a fair presentation, have been included. Results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission.

2. Accounting Policies

Recently Adopted Accounting Guidance

There is no recently issued accounting guidance effective that is expected to have a material impact on the Company’s financial position, results of operations, or liquidity.

Recent Accounting Guidance Issued Not Yet Effective

There are no new pronouncements issued but not yet effective that is expected to have a material impact on the Company’s financial position, results of operations, or liquidity.

3. Accumulated Other Comprehensive Income (Loss)

The following items are included in accumulated other comprehensive income (loss) (“AOCI”), net of tax:

		Pension,
		Postretirement		Accumulated
		and Other Post-		Other
	Derivative	Employment	Available-for-	Comprehensive
	Instruments	Benefits	Sale Securities	Income (loss)

	(In thousands)
Balances at December 31, 2022	$—	$61,485	$(56)	$61,429
Unrealized (losses)	—	—	(60)	(60)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(5,790)	21	(5,769)
Tax effect	—	1,272	8	1,280
Balances at June 30, 2023	$—	$56,967	$(87)	$56,880

The following amounts were reclassified out of AOCI:

	Three Months Ended June 30,		Six Months Ended June 30,		Line Item in the Condensed Consolidated
Details About AOCI Components	2023	2022	2023	2022	Income Statements

	(In thousands)
Interest rate hedges	—	—	—	(112)	Interest expense
Interest rate hedges (ineffective portion)	—	—	—	(1,428)	Net loss resulting from early retirement of debt
	—	—	—	—	Provision for income taxes
	$—	$—	$—	$(1,540)	Net of tax

Pension, postretirement and other post-employment benefits
Amortization of actuarial gains, net [1]	$2,859	$346	$5,717	$973	Non-service related pension and postretirement benefit credits (costs)
Amortization of prior service credits	36	177	73	73	Non-service related pension and postretirement benefit credits
Pension settlement	—	414	—	414	Non-service related pension and postretirement benefit credits (costs)
	2,895	937	5,790	1,460	Total before tax
	(636)	—	(1,272)	—	Provision for income taxes
	$2,259	$937	$4,518	$1,460	Net of tax

Available-for-sale securities [2]	$1	$—	$(21)	$(182)	Interest and investment income
	3	—	8	—	Provision for income taxes
	$4	$—	$(13)	$(182)	Net of tax

1 Production-related benefits and workers’ compensation costs are included in costs of sales.

2 The gains and losses on sales of available-for-sale-securities are determined on a specific identification basis.

4. Inventories

Inventories consist of the following:

	June 30,	December 31,
	2023	2022

	(In thousands)
Coal	$107,429	$96,954
Repair parts and supplies	155,881	126,061
	$263,310	$223,015

The repair parts and supplies are stated net of an allowance for slow-moving and obsolete inventories of $2.7 million at June 30, 2023 and $2.4 million at December 31, 2022.

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

The Company’s investments in available-for-sale marketable securities are as follows:

	June 30, 2023

		Gross		Allowance
		Unrealized		for - Credit	Fair
	Cost Basis	Gains	Losses	Losses	Value

	(In thousands)
Available-for-sale:
U.S. government and agency securities	$28,700	$1	$(56)	$—	$28,645
Corporate notes and bonds	4,967	15	(20)	—	4,962
Total Investments	$33,667	$16	$(76)	$—	$33,607

	December 31, 2022

		Gross		Allowance
		Unrealized		for - Credit	Fair
	Cost Basis	Gains	Losses	Losses	Value

	(In thousands)
Available-for-sale:
U.S. government and agency securities	$28,325	$1	$(25)	$—	$28,301
Corporate notes and bonds	8,689	20	(17)	—	8,692
Total Investments	$37,014	$21	$(42)	$—	$36,993

The aggregate fair value of investments with unrealized losses that had been owned for less than a year was $20.5 million and $22.6 million at June 30, 2023 and December 31, 2022, respectively. The aggregate fair value of investments with unrealized losses that were owned for over a year was $0.0 million at both June 30, 2023 and December 31, 2022. The unrealized losses in the Company’s portfolio at June 30, 2023 are the result of normal market fluctuations. The Company does not intend to sell these investments before recovery of their amortized cost base.

The debt securities outstanding at June 30, 2023 have maturity dates ranging from the third quarter of 2023 through the third quarter of 2024. The Company classifies its investments as current based on the nature of the investments and their availability to provide cash for use in current operations if needed.

6. Derivatives

Diesel fuel price risk management

The Company is exposed to price risk with respect to diesel fuel purchased for use in its operations. The Company anticipates purchasing approximately 30 to 35 million gallons of diesel fuel for use in its operations during 2023. To protect the Company’s cash flows from increases in the price of diesel fuel for its operations, the Company has purchased heating oil call options. At June 30, 2023, the Company had protected the price of expected diesel fuel purchases for the remainder of 2023 with approximately 12 million gallons of heating oil call options remaining with an average strike price of $2.97 per gallon. These positions are not designated as hedges for accounting purposes, and therefore, changes in the fair value are recorded immediately to earnings.

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

At June 30, 2023, the Company had no outstanding risk management derivatives.

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

	June 30, 2023			December 31, 2022
Fair Value of Derivatives	Asset	Liability		Asset	Liability
(In thousands)	Derivative	Derivative		Derivative	Derivative
Derivatives Not Designated as Hedging Instruments
Heating oil -- diesel purchases	230	—		1,300	—
Coal -- risk management	—	—		1,407	—
Total	$230	$—		$2,707	$—
Total derivatives	$230	$—		$2,707	$—
Effect of counterparty netting	—	—		—	—
Net derivatives as classified in the balance sheets	$230	$—	$230	$2,707	$—	$2,707

Fair Value of Derivatives		June 30,	December 31,
(In thousands)		2023	2022
Net derivatives as reflected on the balance sheets (in thousands)
Heating Oil and coal	Other current assets	$230	$2,707
Coal	Accrued expenses and other current liabilities	—	—
		$230	$2,707

At June 30, 2023, the current open derivative positions are non-margined.

The effects of derivatives on measures of financial performance are as follows:

Derivatives Not Designated as Hedging Instruments (in thousands)

Three and Six Months Ended June 30,

Gain (Loss) Recognized		Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
Coal risk management — unrealized	(1)	$(2,869)	$(1,877)	$(1,407)	$(17,396)

Coal risk management— realized	(2)	$3,587	$(17,385)	$6,254	$(26,459)
Heating oil — diesel purchases	(2)	$(1,096)	$6,704	$(2,378)	$13,532

Location in Condensed Consolidated Income Statements:

(1)	— Change in fair value of coal derivatives, net
(2)	— Other operating expense (income), net

At June 30, 2023 and December 31, 2022, the Company did not have any derivative contracts designated as hedging instruments.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30,	December 31,
	2023	2022

	(In thousands)
Payroll and employee benefits	$33,864	$61,836
Taxes other than income taxes	44,680	53,105
Interest	2,367	2,511
Workers’ compensation	19,777	17,584
Asset retirement obligations	8,355	8,632
Other	12,000	13,375
	$121,043	$157,043

8. Debt and Financing Arrangements

	June 30,	December 31,
	2023	2022

	(In thousands)
Term loan due 2024 ($5.0 million face value)	$5,002	$6,502
Tax Exempt Bonds ($98.1 million face value)	98,075	98,075
Convertible Debt	—	13,156
Other	34,622	59,472
Debt issuance costs	(2,069)	(2,929)
	135,630	174,276
Less: current maturities of debt	26,414	57,988
Long-term debt	$109,216	$116,288

Term Loan Facility

In 2017, the Company entered into a senior secured term loan credit agreement in an aggregate principal amount of $300 million (the “Term Loan Debt Facility”) with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the other financial institutions from time to time party thereto. The Term Loan Debt Facility was issued at 99.50% of the face amount and will mature on March 7, 2024. The term loan provided under the Term Loan Debt Facility (the “Term Loan”) is subject to quarterly principal amortization payments in an amount equal to $750,000. The interest rate on the Term Loan Debt Facility is, at the option of Arch Resources, either (i) LIBOR plus an applicable margin of 2.75%, subject to a 1.00% LIBOR floor, or (ii) a base rate plus an applicable margin of 1.75%.

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

During the year ended December 31, 2022, the Company repaid $273.8 million of the Term Loan. The remaining balance of $5.0 million, as of June 30, 2023, remains outstanding as certain terms and conditions governing the Term Loan are incorporated into the Company’s outstanding indebtedness.

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

Under the Securitization Facility, Arch Receivable, Arch Resources and certain of Arch Resources’ subsidiaries party to the Securitization Facility have granted to the administrator of the Securitization Facility a first priority security interest in eligible trade accounts receivable generated by such parties from the sale of coal and all proceeds thereof. As of June 30, 2023, letters of credit totaling $48.2 million were outstanding under the facility with $101.8 million available for borrowings.

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

The amendment of the Inventory Facility extended the maturity of the facility to August 3, 2025; maintained the minimum Liquidity requirement of $100 million and included provisions that reduce the advance rates for coal inventory and parts and supplies, depending on liquidity, as defined in the agreement.

The Inventory Facility contains certain customary affirmative and negative covenants; events of default, subject to customary thresholds and exceptions; and representations, including certain cash management and reporting requirements that are customary for asset-based credit facilities. The Inventory Facility also includes a requirement to maintain liquidity equal to or exceeding $100 million at all times. As of June 30, 2023, letters of credit totaling $26.2 million were outstanding under the facility with $23.8 million available for borrowings.

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

During the first half of 2023, the Company repurchased the remaining Convertible Notes with a principal amount of $13.2 million for aggregate consideration consisting of $58.4 million in cash. In connection with the repurchase for the six months ended June 30, 2023, the Company recognized a loss of $1.1 million. This amount is included as “Net loss resulting from early retirement of debt” in the accompanying Condensed Consolidated Income Statements.

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

As of June 30, 2023, the Capped Call Transactions remain outstanding and have an intrinsic value of $62.1 million.

The Capped Call Transactions are separate transactions, in each case entered into between the Company and the respective Option Counterparty, and are not part of the terms of the Convertible Notes. As the Capped Call Transactions meet certain accounting criteria, they were classified as equity and are not accounted for as derivatives.

9. Income Taxes

The Company's effective tax rate for six months ended June 30, 2023 is based on its estimated full year effective tax rate, adjusted for discrete items. The effective tax rate for the three and six months ended June 30, 2023 was 14.3% and 15.4%, respectively. The effective tax rate for the three and six months ended June 30, 2023 differ from the U.S. federal statutory rate of 21%, primarily due to the income tax benefit for excess percentage depletion. The effective tax rate for the six months ended June 30, 2023 also includes the impact of discrete tax benefits related to equity compensation.

For the three and six months ended June 30, 2022, the Company's effective tax rate was 0.1% and 0.2%. The effective tax rate for the three and six months ended June 30, 2022 was impacted by the valuation allowance the Company maintained against its deferred tax assets until the fourth quarter of 2022.

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

The table below sets forth, by level, the Company’s financial assets and liabilities that are recorded at fair value in the accompanying Condensed Consolidated Balance Sheet:

	June 30, 2023
	Total	Level 1	Level 2	Level 3

	(In thousands)
Assets:
Investments in marketable securities	$33,607	$28,645	$4,962	$—
Derivatives	230	—	—	230
Fund for asset retirement obligations	138,657	138,657	—	—
Total assets	$172,494	$167,302	$4,962	$230
Liabilities:
Derivatives	$—	$—	$—	$—

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

The Company has contributed $138.7 million to a fund that will serve to defease the long-term asset retirement obligation for its thermal asset base; this amount is recorded as “Fund for asset retirement obligations” on the Condensed Consolidated Balance Sheets. The funds are invested in highly rated securities, such as U.S. Treasuries, which fall within Level 1 of the fair value hierarchy. The funds will only be utilized for final mine closure reclamation activities.

The following table summarizes the change in fair values of financial instruments categorized as Level 3.

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
(In thousands)
Balance, beginning of period	$1,101	$1,300
Realized and unrealized (losses) recognized in earnings, net	(1,096)	(2,378)
Purchases	225	1,800
Settlements	—	(492)
Ending balance	$230	$230

Fair Value of Long-Term Debt

At June 30, 2023 and December 31, 2022, the fair value of the Company’s debt, including amounts classified as current, was $137.7 million and $223.0 million, respectively. Fair values are based upon observed prices in an active market, when available, or from valuation models using market information, which fall into Level 2 in the fair value hierarchy.

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

The following table provides the basic and diluted earnings per share by reconciling the numerators and denominators of the computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

(In Thousands)
Net income attributable to common shares	$77,353	$407,563	$275,461	$679,435
Adjustment of interest expense attributable to Convertible Notes	—	1,691	108	3,999
Adjustment for inducement payments	—	4,697	—	4,697
Diluted net income attributable to common stockholders	77,353	413,951	275,569	688,131

Basic weighted average shares outstanding	18,406	16,801	18,165	16,124
Effect of dilutive securities	729	1,799	1,126	1,725
Convertible Notes (a)	—	2,852	168	3,513
Diluted weighted average shares outstanding	19,135	21,452	19,459	21,362
(a)	Diluted weighted average common shares outstanding includes the dilutive effect had the Company's Convertible Notes been converted at the beginning of the year ended December 31, 2023. If converted by the holder, the Company may settle in cash, shares of the Company's common stock or a combination thereof, at the Company's election. The Capped Call Transaction is anti-dilutive and is excluded from the calculation of diluted earnings per share.

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

On January 18, 2023, the OWCP proposed revisions to regulations under the Black Lung Benefits Act governing authorization of self-insurers. The revisions seek to codify the practice of basing a self-insured operator’s security requirement on an actuarial assessment of its total present and future black lung liability. A material change to the regulations is the requirement that all self-insured operators must post security equal to 120% of their projected black lung liabilities.

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

Workers’ compensation expense consists of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)
Self-insured occupational disease benefits:
Service cost	$994	$1,497	$1,987	$2,995
Interest cost(1)	1,510	1,152	3,020	2,304
Net amortization(1)	(241)	157	(482)	314
Total occupational disease	$2,263	$2,806	$4,525	$5,613
Traumatic injury claims and assessments	2,741	2,150	4,431	4,206
Total workers’ compensation expense	$5,004	$4,956	$8,956	$9,819
(1)	In accordance with the adoption of ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” these costs are recorded within Nonoperating expenses in the Condensed Consolidated Income Statements on the line item “Non-service related pension and postretirement benefit costs.”

13. Employee Benefit Plans

The following table details the components of pension benefit credit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)
Interest cost(1)	$1,533	$1,094	$3,067	$2,187
Expected return on plan assets(1)	(1,518)	(1,433)	(3,036)	(2,865)
Pension settlement(1)	—	(414)	—	(414)
Amortization of prior service credits (1)	(36)	(177)	(73)	(73)
Amortization of other actuarial losses (gains) (1)	(195)	—	(390)	—
Net benefit credit	$(216)	$(930)	$(432)	$(1,165)

The following table details the components of other postretirement benefit credit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)
Service cost	$57	$70	$115	$141
Interest cost(1)	673	502	1,347	1,003
Amortization of other actuarial gains (1)	(2,423)	(627)	(4,845)	(1,254)
Net benefit credit	$(1,693)	$(55)	$(3,383)	$(110)
(1)	In accordance with the adoption of ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” these costs are recorded within Nonoperating expenses in the Condensed Consolidated Income Statements on the line item “Non-service related pension and postretirement benefit costs.”

In February 2022, the Board of Directors approved the termination of the Company’s Cash Balance Pension Plan.  The Company has executed plan amendments regarding the termination and filed an Application for Determination for Terminating Pension Plan with the Internal Revenue Service ("IRS"), which was approved by the IRS during the first quarter of 2023.  The Company also prepared and filed appropriate notices and documents related to the Pension Plan's termination and wind-down with the Pension Benefit Guaranty Corporation ("PBGC"). Anticipated distributions to participants are expected during the second half of 2023.  In order to complete the termination of the plan, the Company anticipates making a final contribution to the plan of approximately $6.0 - $10 million during the third quarter.

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

As of June 30, 2023, the Company had outstanding surety bonds with a face amount of $553.0 million to secure various obligations and commitments and $74.4 million of letters of credit under its Securitization and Inventory Facilities used to collateralize certain obligations. The Company had posted $5.6 million in cash collateral related to various obligations; this amount is recorded within “Other noncurrent assets” on the Condensed Consolidated Balance Sheets.

As of June 30, 2023, the Company’s reclamation-related obligations of $243.2 million were supported by surety bonds of $456.1 million. The Company has posted $0.6 million in cash collateral related to reclamation surety bonds. This amount is recorded within “Other noncurrent assets” on the Condensed Consolidated Balance Sheets. Additionally, in the second quarter of 2023, the Company contributed an additional $1.6 million representing interest earned to a fund that will serve to defease the long-term asset retirement obligation for its thermal asset base bringing the total to $138.7 million as of June 30, 2023. This amount is recorded as “Fund for asset retirement obligations” on the Condensed Consolidated Balance Sheets.

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

Reporting segment results for the three and six months ended June 30, 2023 and 2022 are presented below. The Corporate, Other, and Eliminations grouping includes these charges: idle operations; change in fair value of coal derivatives, net; corporate overhead; land management activities; other support functions; and the elimination of intercompany transactions.

			Corporate,
			Other and
(In thousands)	MET	Thermal	Eliminations	Consolidated
Three Months Ended June 30, 2023
Revenues	$451,752	$305,542	$—	$757,294
Adjusted EBITDA	132,839	29,179	(31,632)	130,386
Depreciation, depletion and amortization	28,228	7,648	201	36,077
Accretion on asset retirement obligation	615	4,314	364	5,293
Total assets	1,074,408	408,516	903,977	2,386,901
Capital expenditures	35,639	10,042	325	46,006

Three Months Ended June 30, 2022
Revenues	$724,492	$408,866	$—	$1,133,358
Adjusted EBITDA	396,426	93,336	(29,795)	459,967
Depreciation, depletion and amortization	27,432	5,134	214	32,780
Accretion on asset retirement obligation	553	3,444	433	4,430
Total assets	1,019,408	287,039	1,007,200	2,313,647
Capital expenditures	25,927	4,594	348	30,869

Six Months Ended June 30, 2023
Revenues	$987,923	$639,302	$—	$1,627,225
Adjusted EBITDA	395,896	75,434	(63,603)	407,727
Depreciation, depletion and amortization	56,082	15,056	418	71,556
Accretion on asset retirement obligation	1,229	8,628	728	10,585
Total assets	1,074,408	408,516	903,977	2,386,901
Capital expenditures	60,459	15,535	612	76,606

Six Months Ended June 30, 2022
Revenues	$1,196,664	$804,630	$—	$2,001,294
Adjusted EBITDA	655,429	193,836	(68,315)	780,950
Depreciation, depletion and amortization	54,384	10,166	440	64,990
Accretion on asset retirement obligation	1,106	6,888	866	8,860
Total assets	1,019,408	287,039	1,007,200	2,313,647
Capital expenditures	43,508	8,596	1,053	53,157

A reconciliation of net income to Adjusted EBITDA and segment Adjusted EBITDA from coal operations follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Net income	$77,353	$407,563	$275,461	$679,435
Provision for income taxes	12,920	496	50,058	951
Interest (income) expense, net	(664)	4,610	126	11,633
Depreciation, depletion and amortization	36,077	32,780	71,556	64,990
Accretion on asset retirement obligations	5,293	4,430	10,585	8,860
Non-service related pension and postretirement benefit (credits) costs	(593)	459	(1,185)	1,332
Net loss resulting from early retirement of debt	—	9,629	1,126	13,749
Adjusted EBITDA	$130,386	$459,967	$407,727	$780,950
EBITDA from idled or otherwise disposed operations	4,664	3,957	8,696	6,348
Selling, general and administrative expenses	22,791	26,516	48,813	53,164
Other	4,177	(678)	6,094	8,804
Segment Adjusted EBITDA from coal operations	$162,018	$489,762	$471,330	$849,266

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

			Corporate,
			Other and
	MET	Thermal	Eliminations	Consolidated

	(in thousands)
Three Months Ended June 30, 2023
North America revenues	$93,715	$247,092	$—	$340,807
Seaborne revenues	358,037	58,450	—	416,487

Total revenues	$451,752	$305,542	$—	$757,294

Three Months Ended June 30, 2022
North America revenues	$51,764	$293,205	$—	$344,969
Seaborne revenues	672,728	115,661	—	788,389

Total revenues	$724,492	$408,866	$—	$1,133,358

Six Months Ended June 30, 2023
North America revenues	$165,122	$534,352	$—	$699,474
Seaborne revenues	822,801	104,950	—	927,751

Total revenues	$987,923	$639,302	$—	$1,627,225

Six Months Ended June 30, 2022
North America revenues	$55,415	$598,768	$—	$654,183
Seaborne revenues	1,141,249	205,862	—	1,347,111

Total revenues	$1,196,664	$804,630	$—	$2,001,294

As of June 30, 2023, the Company has outstanding performance obligations for the remainder of 2023 of 39.6 million tons of fixed price contracts and 4.3 million tons of variable price contracts. Additionally, the Company has outstanding performance obligations beyond 2023 of approximately 88.7 million tons of fixed price contracts and 3.4 million tons of variable price contracts.

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

As of June 30, 2023 and December 31, 2022, the Company had the following ROU assets and lease liabilities within its Condensed Consolidated Balance Sheets:

		June 30,	December 31,
		2023	2022
Assets	Balance Sheet Classification
Operating lease right-of-use assets	Other noncurrent assets	$10,781	$12,106
Financing lease right-of-use assets	Other noncurrent assets	2,270	2,918
Total Lease Assets		$13,051	$15,024

Liabilities	Balance Sheet Classification
Financing lease liabilities - current	Accrued expenses and other current liabilities	$1,009	$977
Operating lease liabilities - current	Accrued expenses and other current liabilities	2,708	2,722
Financing lease liabilities - long-term	Other noncurrent liabilities	2,608	3,121
Operating lease liabilities - long-term	Other noncurrent liabilities	8,638	9,993
		$14,963	$16,813

Weighted average remaining lease term in years
Operating leases		3.64	4.14
Finance leases		1.75	2.25

Weighted average discount rate
Operating leases		5.5%	5.5%
Finance leases		6.4%	6.4%

Information related to leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)		(In thousands)
Operating lease information:
Operating lease cost	$831	$831	$1,661	$1,661
Operating cash flows from operating leases	828	820	1,704	1,686

Financing lease information:
Financing lease cost	$393	$393	$786	$786
Operating cash flows from financing leases	303	303	605	605

Future minimum lease payments under non-cancellable leases as of June 30, 2023 were as follows:

	Operating	Finance
Year	Leases	Leases
	(In thousands)
2023	$1,652	$605
2024	3,200	1,210
2025	3,186	2,112
2026	3,080	—
2027	1,533	—
Thereafter	—	—
Total minimum lease payments	$12,651	$3,927
Less imputed interest	(1,305)	(310)

Total lease liabilities	$11,346	$3,617

18. Subsequent Event

On July 27, 2023, the Company announced the board approval of a quarterly dividend of $3.97 per share for stockholders of record on August 31, 2023, with a payment date of September 15, 2023. The dividend consists of a fixed component of $0.25 per share and a variable component of $3.72 per share.

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

Overview

Our results for the three months ended June 30, 2023 were pressured by softening of global metallurgical and thermal coal markets. Despite the current softness, coal markets, particularly coking coal markets, have remained above previous long-term average levels. The Russian invasion of Ukraine continues to distort previously established trading patterns in the global energy markets. However, slow global economic growth, and the generally mild winter heating season in Europe and much of North America has limited overall energy demand and moderated both metallurgical and thermal coal markets. In the Pacific, while China has lifted the suspension of purchases of Australian coal, traditional trade flows in coal markets are far from being reestablished. General global inflationary pressure has moderated, following tighter monetary policies from many nations’ central banks. However, inflation may not be completely contained, and the timing and magnitude of further tightening of monetary policy remains uncertain. On a macro level, the outlook for global economic growth is uncertain, but supply constraints continue to support global metallurgical and thermal coal markets to varying degrees.

The February 2022 Russian invasion of Ukraine continues to significantly disrupt previously established global coal and energy trading patterns, driving Russian products into Asian markets at discounted prices. Ongoing bans on the import of Russian coal by the European Union, the United Kingdom, Japan, and other nations continues to pressure availability of supply to these markets. In particular, the European Union’s ban on importation of Russian coal, which became effective on August 10, 2022, and the related restriction of Russian natural gas supplies into Europe, contributed to historically high thermal coal prices in the international markets during 2022. The mild winter heating season in Europe prevented anticipated natural gas and electricity shortages, allowing European energy markets to moderate. This moderation of European energy prices has led to the reopening of several Basic Oxygen Furnace (“BOF”) steel plants in Europe that had been idled during 2022. While the outlook for steel production and coking coal demand in Europe has improved, currently broad economic weakness constrains demand for finished steel products.

Since the fourth quarter of 2020, China had effectively banned the import of coking coal and thermal coal, among other products, from Australia, the largest global exporter of coking coal. China has since lifted this ban on Australian coal. The lifting of this ban is slowly impacting trade patterns, as Australian coal begins to flow into China once again. We expect international coking and thermal coal markets to remain volatile while a new equilibrium is sought in global trading patterns. Russian coking coal, offered at discounts to published indices, remains a larger share of Chinese and Indian imports compared to historical levels, but logistical, financial, and quality constraints exist as potential barriers to further increase in Russian supplies to these markets. Chinese domestic coking coal production, and overland imports from Mongolia, have also increased significantly. However, Australian coking coal supply has continued to decline, and North American coking coal supply has only increased incrementally, despite coking coal prices staying persistently above long-term historical averages. There are also some early signs that the current relative softness in international coking coal markets may be putting financial pressure on some high cost producers.

Some new coking coal supply has been added to the market, and more is planned. However, production and logistical disruptions, continue to constrain supply. The duration of specific supply disruptions is unknown. We believe that underinvestment in the sector in recent years underlies longer-term market dynamics. Overall, underinvestment in the sector appears likely to persist, despite favorable markets, as government policies and diminished access to traditional capital markets, limits investment in the sector. In the current macroeconomic environment, we expect coking coal prices to remain volatile. Longer term, we believe continued limited global capital investment in new coking coal production capacity, normal reserve depletion, and an eventual return to economic growth will provide support to coking coal markets.

During the first six months of 2023, domestic thermal coal consumption was pressured by a mild winter heating season in most of the heavily populated areas of the United States, and falling natural gas prices. Currently, natural gas prices are at levels that allow it to economically dispatch ahead of thermal coal. We have firm sales commitments for the current year for our thermal segment at volume levels that provide for economic operation, even if some volume is deferred. Longer term, we continue to believe thermal coal demand in the United States will remain pressured by continuing increases in subsidized renewable generation sources, particularly wind and solar, planned retirements of coal fueled generating facilities, and competition from natural gas. Despite some moderation, international thermal coal markets remain above long term historical averages, supporting continued export opportunities for our thermal operations.

During the first three months of 2023, we encountered adverse geologic conditions at our West Elk thermal coal operation. These conditions continue to impact both our expected volumes and coal quality. Due to this situation, we have issued force majeure notices to our West Elk customers and logistics providers with shipments affected by that event. We continue to communicate with these customers and logistics providers, and to manage through the adverse area to mitigate impacts to the extent possible.

We continue to pursue strategic alternatives for our thermal assets, including, among other things, potential divestiture. We are concurrently shrinking our operational footprint at our Powder River Basin operations. During the first six months of 2023, we contributed $2.7 million to our fund for asset retirement obligations, representing interest earned, bringing our total to $138.7 million. Additionally, we performed approximately $8.5 million of reclamation work at our thermal operations in the first six months of 2023. We plan to continue to grow the thermal mine reclamation fund through both interest earnings and contributions from cash flow of $10 to $20 million over the next several quarters. We continue to exercise our operational flexibility to maximize cash generation from our thermal operations. Currently, our planned production levels correspond with existing commitments. Longer term, we will maintain our focus on aligning our thermal production rates with the expected secular decline in domestic thermal coal demand and viable export opportunities, while adjusting our thermal operating plans to minimize future cash requirements and maintain flexibility to react to short-term market fluctuations. We continue to streamline our entire organizational structure to reflect our long-term strategic direction as a leading producer of metallurgical products for the steelmaking industry.

Results of Operations

Three Months Ended June 30, 2023 and 2022

Revenues. Our revenues include sales to customers of coal produced at our operations and coal purchased from third parties. Transportation costs are included in cost of coal sales and amounts billed by us to our customers for transportation are included in revenues.

Coal sales. The following table summarizes information about our coal sales during the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022	(Decrease) / Increase

	(In thousands)
Coal sales	$757,294	$1,133,358	$(376,064)
Tons sold	18,713	19,906	(1,193)

On a consolidated basis, coal sales in the second quarter of 2023 were approximately $376.1 million, or 33.2%, less than in the second quarter of 2022, while tons sold decreased approximately 1.2 million tons, or 6.0%. Coal sales from Metallurgical operations decreased approximately $272.7 million, primarily due to decreased pricing and offset partially by increased volume. Thermal coal sales decreased approximately $103.3 million due to decreased pricing and volume. See the discussion in “Operational Performance” for further information about segment results.

Costs, expenses and other. The following table summarizes costs, expenses and other components of operating income during the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022	Increase (Decrease) in Net Income

	(In thousands)
Cost of sales (exclusive of items shown separately below)	$606,127	$639,760	$33,633
Depreciation, depletion and amortization	36,077	32,780	(3,297)
Accretion on asset retirement obligations	5,293	4,430	(863)
Change in fair value of coal derivatives, net	2,869	1,877	(992)
Selling, general and administrative expenses	22,791	26,516	3,725
Other operating (income) expense, net	(4,879)	5,238	10,117
Total costs, expenses and other	$668,278	$710,601	$42,323

Cost of sales. Our cost of sales for the second quarter of 2023 decreased approximately $33.6 million, or 5.3%, versus the second quarter of 2022. The decrease in cost of sales is directly attributable to decreased transportation costs of approximately $27.3 million, and decreased sales sensitive costs of approximately $14.9 million offset partially by increased compensation and related benefit costs of approximately $6.0 million. See discussion in “Operational Performance” for further information about segment results.

Depreciation, depletion and amortization. The increase in depreciation, depletion, and amortization in the second quarter of 2023 versus the second quarter of 2022 primarily related to increased amortization within the Thermal segment related to the annual re-costing exercise on asset retirement obiligations completed during the fourth quarter of 2022.

Accretion on asset retirement obligations. The increase in accretion expense in the second quarter of 2023 versus the second quarter of 2022 is primarily related to the results of our annual recosting exercise completed during the fourth quarter of 2022.

Change in fair value of coal derivatives, net. The costs in the second quarter of 2023 versus the second quarter of 2022 are primarily related to mark-to-market losses on coal derivatives that are used to hedge our price risk for international thermal coal shipments.

Selling, general and administrative expenses. The decrease in selling, general and administrative expenses in the second quarter of 2023 versus the second quarter of 2022 was due to a decrease in compensation related expenses.

Other operating (income) expense, net. The increase in other operating income, net in the second quarter of 2023 versus the expense in the second quarter of 2022, consists primarily of the net favorable impact of certain coal derivative settlements of approximately $21.0 million, partially offset by the unfavorable impact of mark to market movements on heating oil positions of approximately $7.8 million.

Nonoperating expenses. The following table summarizes our nonoperating expenses during the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022	Increase (Decrease) in Net Income

	(In thousands)
Non-service related pension and postretirement benefit credits (costs)	$593	$(459)	$1,052
Net loss resulting from early retirement of debt	—	(9,629)	9,629
Total nonoperating expenses	$593	$(10,088)	$10,681

Net loss resulting from early retirement of debt. In the prior year quarter, we incurred a $9.6 million loss from the exchange of approximately $125.2 million principal amount of our Convertible Notes. For further information, see Note 8, “Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements.

Provision for income taxes. The following table summarizes our provision for income taxes for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022	Increase (Decrease) in Net Income

	(In thousands)
Provision for income taxes	$12,920	$496	$(12,424)

See Note 9, “Income Taxes,” to the Condensed Consolidated Financial Statements for additional information regarding the comparison of the income tax provision at the statutory rate to the actual provision for taxes.

Six Months Ended June 30, 2023 and 2022

Revenues. Our revenues include sales to customers of coal produced at our operations and coal purchased from third parties. Transportation costs are included in cost of coal sales and amounts billed by us to our customers for transportation are included in revenues.

Coal sales. The following table summarizes information about our coal sales during the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022	(Decrease) / Increase

	(In thousands)
Coal sales	$1,627,225	$2,001,294	$(374,069)
Tons sold	37,890	39,644	(1,754)

On a consolidated basis, coal sales in the first half of 2023 were approximately $374.1 million, or 18.7%, less than in the first half of 2022, while tons sold decreased approximately 1.8 million tons, or 4.4% all of which was in the thermal segment. Coal sales from Metallurgical operations decreased approximately $208.7 million primarily due to lower realized pricing, partially offset by increased volume. Thermal coal sales decreased approximately $165.3 million due to decreased pricing and volume. See the discussion in “Operational Performance” for further information about segment results.

Costs, expenses and other. The following table summarizes costs, expenses and other components of operating income during the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022	Increase (Decrease) in Net Income

	(In thousands)
Cost of sales (exclusive of items shown separately below)	$1,177,864	$1,147,985	$(29,879)
Depreciation, depletion and amortization	71,556	64,990	(6,566)
Accretion on asset retirement obligations	10,585	8,860	(1,725)
Change in fair value of coal derivatives, net	1,407	17,396	15,989
Selling, general and administrative expenses	48,813	53,164	4,351
Other operating (income) expense, net	(8,586)	1,799	10,385
Total costs, expenses and other	$1,301,639	$1,294,194	$(7,445)

Cost of sales. Our cost of sales for the first half of 2023 increased approximately $29.9 million, or 2.6%, versus the first half of 2022. The increase in cost of sales is directly attributable to general inflationary pressure on most goods and services, which consists of increased repairs and supplies costs of approximately $36.9 million and increased compensation costs of approximately $22.2 million offset by decreased transportation costs of approximately $31.1 million. See discussion in “Operational Performance” for further information about segment results.

Depreciation, depletion, and amortization. The increase in depreciation, depletion, and amortization in the first half of 2023 versus the first half of 2022 primarily related to increased amortization within the Thermal segment related to the annual re-costing exercise on asset retirement obiligations completed during the fourth quarter of 2022.

Accretion on asset retirement obligations. The increase in accretion expense in the first half of 2023 versus the first half of 2022 is primarily related to the results of our annual recosting exercise completed during the fourth quarter of 2022.

Change in fair value of coal derivatives and coal trading activities, net. The costs in both the first half of 2023 and 2022 are primarily related to mark-to-market losses on coal derivatives that are used to hedge our price risk for international thermal coal shipments.

Selling, general and administrative expenses. Selling, general and administrative expenses in the first half of 2023 decreased versus the first half of 2022, primarily due to decreased compensation costs of approximately $5.5 million, primarily related to higher incentive compensation accruals recorded in the first half of 2022, partially offset by an increase in professional services of approximately $1.4 million.

Other operating (income) expense, net. The income in other operating (income) expense, net in the first half of 2023 versus the expense in first half of 2022 is primarily due to the net favorable impact of certain coal derivative settlements of approximately $32.7 million, partially offset by the unfavorable impact of mark to market movements on heating oil positions of approximately $15.9 million, an approximate $2.2 million reduction in our equity investment and $1.8 million in liquidated damages on unused port capacity relating to our thermal operations.

Nonoperating expenses. The following table summarizes our nonoperating expenses during the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022	Increase (Decrease) in Net Income

	(In thousands)
Non-service related pension and postretirement benefit credits (costs)	$1,185	$(1,332)	$2,517
Net loss resulting from early retirement of debt	(1,126)	(13,749)	12,623
Total non-operating expenses	$59	$(15,081)	$15,140

Net loss resulting from early retirement of debt. In the first half of 2022, we repaid $272.3 million of our Term Loan and entered into privately negotiated exchanges for approximately $125.2 million principal amount of our Convertible Notes. As a result of these transactions, we recorded losses of $13.7 million resulting from early debt extinguishment expenses. For further information, see Note 8, “Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements.

Provision for income taxes. The following table summarizes our provision for income taxes during the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022	Increase (Decrease) in Net Income

	(In thousands)
Provision for income taxes	$50,058	$951	$(49,107)

See Note 9, “Income Taxes” to the Condensed Consolidated Financial Statements for a reconciliation of the federal income tax provision at the statutory rate to the actual provision for income taxes.

Operational Performance

Three and Six Months Ended June 30, 2023 and 2022

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

The following table shows results by operating segment for the three and six months ended June 30, 2023 and June 30, 2022.

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Variance	2023	2022	Variance
Metallurgical
Tons sold (in thousands)	2,461	2,114	347	4,616	3,657	959
Coal sales per ton sold	$143.67	$286.40	$(142.73)	$171.95	$273.36	$(101.41)
Cash cost per ton sold	$89.94	$98.95	$9.01	$86.54	$94.35	$7.81
Cash margin per ton sold	$53.73	$187.45	$(133.72)	$85.41	$179.02	$(93.61)
Adjusted EBITDA (in thousands)	$132,839	$396,426	$(263,587)	$395,896	$655,429	$(259,533)
Thermal
Tons sold (in thousands)	16,252	17,792	(1,539)	33,274	35,987	(2,713)
Coal sales per ton sold	$16.81	$19.62	$(2.81)	$17.67	$19.23	$(1.56)
Cash cost per ton sold	$15.04	$14.48	$(0.56)	$15.42	$13.95	$(1.47)
Cash margin per ton sold	$1.77	$5.14	$(3.37)	$2.24	$5.28	$(3.04)
Adjusted EBITDA (in thousands)	$29,179	$93,336	$(64,157)	$75,434	$193,836	$(118,402)

This table reflects numbers reported under a basis that differs from U.S. GAAP. See “Reconciliation of Non-GAAP measures” below for explanation and reconciliation of these amounts to the nearest GAAP measures. Other companies may calculate these per ton amounts differently, and our calculation may not be comparable to other similarly titled measures.

Metallurgical — Adjusted EBITDA for the three and six months ended June 30, 2023 decreased from the three and six months ended June 30, 2022 due to decreased coal sales per ton sold, partially offset by increased tons sold and lower cash cost per ton sold. As discussed previously in the “Overview,” coal sales per ton sold declined from the historically high levels of the prior year periods as weak global economic growth muted demand for finished steel products, which exerted downward pressure on international coking coal prices. Tons sold increased and cash cost per ton sold decreased as each of our metallurgical mines increased production volume over the prior year periods. In particular, our Leer South mine productivity improved significantly, as the prior year periods were impacted by adverse geologic conditions. Cash cost per ton sold decreased versus the prior year periods despite continued inflationary pressure on most goods and services, due to the increase in production volume and decreased taxes and royalties that are based on a percentage of coal sales per ton sold.

Our Metallurgical segment sold 2.3 million tons of coking coal and 0.2 million tons of associated thermal coal in the three months ended June 30, 2023, compared to 2.1 million tons of coking coal and 0.1 million tons of associated thermal coal in the three months ended June 30, 2022. For the six months ended June 30, 2023, we sold 4.3 million tons of coking coal and 0.3 million tons of associated thermal coal, compared to 3.5 million tons of coking coal and 0.2 million tons of associated thermal coal in the six months ended June 30, 2022. Longwall operations accounted for approximately 72% of our shipment volume in the three months ended June 30, 2023 and approximately 76% of our shipment volume in the six months ended June 30, 2023, compared to approximately 76% of our shipment volume in the three months ended June 30, 2022 and approximately 75% of our shipment volume in the six months ended June 30, 2022.

Thermal — Adjusted EBITDA for the three and six months ended June 30, 2023 decreased versus the three and six months ended June 30, 2022, due to decreased coal sales per ton sold, decreased tons sold, and increased cash cost per ton sold. All of these metrics were adversely impacted in the current three and six month periods by the adverse geologic conditions encountered at our West Elk operation as discussed in the Overview section above. Additionally, the decline in coal sales per ton sold in the current year periods is related to the roll off and replacement of some high-priced domestic business that was contracted for the prior year periods during the second half of 2021, which was a period of very strong domestic thermal coal markets. The tons sold decrease in the current year periods is related to rail service constraints early in the year, and the generally mild winter heating season and the related significant drop in natural gas prices versus the prior year periods. Cash cost per ton sold increased primarily due to the decrease in tons sold.

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

			Idle and
Three Months Ended June 30, 2023	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Revenues in the Consolidated Income Statements	$451,752	$305,542	$—	$757,294
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	—	(3,587)	—	(3,587)
Transportation costs	98,221	36,004	—	134,225
Non-GAAP Segment coal sales revenues	$353,531	$273,125	$—	$626,656
Tons sold	2,461	16,252
Coal sales per ton sold	$143.67	$16.81

			Idle and
Three Months Ended June 30, 2022	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Revenues in the Consolidated Income Statements	$724,492	$408,866	$—	$1,133,358
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	—	17,385	—	17,385
Coal sales revenues from idled or otherwise disposed operations not included in segments	—	—	—	—
Transportation costs	119,157	42,349	—	161,506
Non-GAAP Segment coal sales revenues	$605,335	$349,132	$—	$954,467
Tons sold	2,114	17,792
Coal sales per ton sold	$286.40	$19.62

			Idle and
Six Months Ended June 30, 2023	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Revenues in the Consolidated Income Statements	$987,923	$639,302	$—	$1,627,225
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	—	(6,254)	—	(6,254)
Coal sales revenues from idled or otherwise disposed operations not included in segments	—	—	—	—
Transportation costs	194,275	57,725	—	252,000
Non-GAAP Segment coal sales revenues	$793,648	$587,831	$—	$1,381,479
Tons sold	4,616	33,274
Coal sales per ton sold	$171.95	$17.67

			Idle and
Six Months Ended June 30, 2022	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Revenues in the Consolidated Income Statements	$1,196,664	$804,630	$—	$2,001,294
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	—	26,458	—	26,458
Coal sales revenues from idled or otherwise disposed operations not included in segments	—	—	—	—
Transportation costs	197,021	86,093	—	283,114
Non-GAAP Segment coal sales revenues	$999,643	$692,079	$—	$1,691,722
Tons sold	3,657	35,987
Coal sales per ton sold	$273.36	$19.23

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

			Idle and
Three Months Ended June 30, 2023	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Cost of sales in the Consolidated Income Statements	$319,549	$279,028	$7,550	$606,127
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other income"	—	(1,425)	—	(1,425)
Transportation costs	98,221	36,004	—	134,225
Cost of coal sales from idled or otherwise disposed operations not included in segments	—	—	5,157	5,157
Other (operating overhead, certain actuarial, etc.)	—	—	2,393	2,393
Non-GAAP Segment cash cost of coal sales	$221,328	$244,449	$—	$465,777
Tons sold	2,461	16,252
Cash Cost Per Ton Sold	$89.94	$15.04

			Idle and
Three Months Ended June 30, 2022	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Cost of sales in the Consolidated Income Statements	$328,302	$303,970	$7,488	$639,760
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other income"	—	3,939	—	3,939
Transportation costs	119,157	42,349	—	161,506
Cost of coal sales from idled or otherwise disposed operations not included in segments	—	—	4,331	4,331
Other (operating overhead, certain actuarial, etc.)	—	—	3,157	3,157
Non-GAAP Segment cash cost of coal sales	$209,145	$257,682	$—	$466,827
Tons sold	2,114	17,792
Cash Cost Per Ton Sold	$98.95	$14.48

			Idle and
Six Months Ended June 30, 2023	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Cost of sales in the Consolidated Income Statements	$593,722	$568,534	$15,608	$1,177,864
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other income"		(2,433)	—	(2,433)
Transportation costs	194,275	57,725	(2)	251,998
Cost of coal sales from idled or otherwise disposed operations not included in segments	—	—	10,335	10,335
Other (operating overhead, certain actuarial, etc.)	—	—	5,275	5,275
Non-GAAP Segment cash cost of coal sales	$399,447	$513,242	$—	$912,689
Tons sold	4,616	33,274
Cash Cost Per Ton Sold	$86.54	$15.42

			Idle and
Six Months Ended June 30, 2022	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Cost of sales in the Consolidated Income Statements	$542,032	$592,054	$13,899	$1,147,985
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other income"	—	3,966	—	3,966
Transportation costs	197,021	86,093	—	283,114
Cost of coal sales from idled or otherwise disposed operations not included in segments	—	—	8,035	8,035
Other (operating overhead, certain actuarial, etc.)	—	—	5,864	5,864
Non-GAAP Segment cash cost of coal sales	$345,011	$501,995	$—	$847,006
Tons sold	3,657	35,987
Cash Cost Per Ton Sold	$94.35	$13.95

Reconciliation of Net Income to Segment Adjusted EBITDA

The discussion in “Results of Operations” above includes references to our Adjusted EBITDA for each of our reportable segments. Adjusted EBITDA is defined as net income attributable to us before the effect of net interest expense, income taxes, depreciation, depletion and amortization, the accretion on asset retirement obligations and nonoperating (income) expenses. Adjusted EBITDA may also be adjusted for items that may not reflect the trend of future results by excluding transactions that are not indicative of our core operating performance. We use Adjusted EBITDA to measure the operating performance of our segments and allocate resources to our segments. Adjusted EBITDA is not a measure of financial performance in accordance with generally accepted accounting principles, and items excluded from Adjusted EBITDA are significant in understanding and assessing our financial condition. Therefore, Adjusted EBITDA should not be considered in isolation, nor as an alternative to net income, income from operations, cash flows from operations or as a measure of our profitability, liquidity or performance under generally accepted accounting principles. Investors should be aware that our presentation of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies. The table below shows how we calculate Adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net income	$77,353	$407,563	$275,461	$679,435
Provision for income taxes	12,920	496	50,058	951
Interest (income) expense, net	(664)	4,610	126	11,633
Depreciation, depletion and amortization	36,077	32,780	71,556	64,990
Accretion on asset retirement obligations	5,293	4,430	10,585	8,860
Non-service related pension and postretirement benefit (credits) costs	(593)	459	(1,185)	1,332
Net loss resulting from early retirement of debt	—	9,629	1,126	13,749
Adjusted EBITDA	130,386	459,967	407,727	780,950
EBITDA from idled or otherwise disposed operations	4,664	3,957	8,696	6,348
Selling, general and administrative expenses	22,791	26,516	48,813	53,164
Other	4,177	(678)	6,094	8,804
Segment Adjusted EBITDA from coal operations	$162,018	$489,762	$471,330	$849,266

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

Our priority is to improve our financial position through enhancing liquidity and reducing our debt and other liabilities, while returning significant value to our stockholders. During the first half of 2023, capital expenditures were approximately $76.6 million, and we expect our capital spending to remain at maintenance levels for the foreseeable future. During the first half of 2023, we repurchased $13.2 million in principal amount of our Convertible Notes with consideration of $58.4 and received approximately $43.8 million for warrants that were exercised. We ended the second quarter of 2023 with cash, cash equivalents and short-term investments of $235.1 million and total liquidity of $361.2 million. We believe our current liquidity level is sufficient to fund our business and meet both our short-term (the next twelve months) and reasonably foreseeable long-term requirements and obligations including our recently enacted variable rate dividend policy. We expect to maintain minimum liquidity levels of approximately $250 million to $300 million, with a substantial portion of that held in cash. In addition, we expect to hold additional cash at the end of each quarter in an amount that represents a substantial portion of the following quarter’s dividend payment.

We believe we have significantly increased our future cash-generating capabilities, and as a result, in the second quarter of 2022, we launched a comprehensive capital return program that returns 50% of the prior quarter discretionary cash flow to stockholders via a variable rate cash dividend and reserves the remaining 50% for potential share buybacks, special dividends, the repurchase of potentially dilutive securities, and capital preservation. For the six months ended June 30, 2023, we paid approximately $111.9 million to our stockholders in the form of dividends and spent approximately $93.8 million to repurchase our common stock. Any future dividends and all of these potential uses of capital are subject to board approval and declaration.

On January 18, 2023, the Office of Workers’ Compensation Programs (“OWCP”) proposed revisions to regulations under the Black Lung Benefits Act governing authorization of self-insurers. The revisions seek to codify the practice of basing a self-insured operator’s security requirement on an actuarial assessment of its total present and future black lung liability. A material change to the regulations is the requirement that all self-insured operators must post security equal to 120% of their projected black lung liabilities. The proposed regulations were posted to the Federal Register on January 19, 2023 with written comments to be accepted within 60 days of this date. Subsequently, the comment period was extended an additional 30 days. The revisions proposed by the OWCP were a material deviation from their bulletin issued in December 2020 that would have required the majority of coal operators to post security equal to 70% of their projected black lung liabilities, which, at the time, equated to the Company posting additional collateral of $71.1 million. If the above regulation is codified into law, the Company will be required to post additional collateral to maintain its self-insured status. The Company is evaluating alternatives to self-insurance, including the purchase of commercial insurance to cover these claims. Additionally, the Company is assessing additional sources of liquidity and other items to satisfy the proposed regulations. Any of these outcomes will require additional collateral and would reduce our available liquidity.

Based on the second quarter discretionary cash flow, a combined fixed and variable dividend payment of $3.97 per share will be made to stockholders of record as of Augst 31, 2023, payable on September 15, 2023.

The table below summarizes our second quarter discretionary cash flow and total dividend payout:

Three Months Ended June 30,
2023

Cash flow from operating activities	$196,765
Less: Capital expenditures	(46,065)
Discretionary cash flow	$150,700
Variable dividend percentage	50%
Total dividend to be paid	$75,350

Total dividend per share (variable and fixed)	$3.97

During the second quarter of 2022, the Board of Directors increased the remaining outstanding authorization for share repurchases to $500 million. During the quarter ended June 30, 2023, we repurchased shares of our common stock for approximately $73.0 million bringing total repurchases to 11,961,295 shares for approximately $1.1 billion since the inception of the program in 2017. The timing of any future share purchases, and the ultimate number of shares to be purchased, will depend on a number of factors, including business and market conditions, our future financial performance, and other capital priorities. The shares will be acquired in the open market or through private transactions in accordance with Securities and Exchange Commission requirements. Our share repurchase program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock.

The table below summarizes our availability under our credit facilities as of June 30, 2023:

			Letters of
		Borrowing	Credit		Contractual
	Face Amount	Base	Outstanding	Availability	Expiration
	(Dollars in thousands)
Securitization Facility	$150,000	$150,000	$48,243	$101,757	August 1, 2025
Inventory Facility	50,000	50,000	26,200	23,800	August 3, 2025
Total	$200,000	$200,000	$74,443	$125,557

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

Contractual Obligations

Our contractual obligations include long-term debt and related interest, leases, coal lease rights, coal purchase obligations, and unconditional purchase obligations. As discussed above, we have reduced our long-term debt by repurchasing approximately $13.2 million principal amount of our Convertible Notes during the first six months of 2023. There have been no other material changes to our contractual obligations from our Annual Report on Form 10-K for the year ended December 31, 2022.

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to certain off-balance sheet arrangements. These arrangements include guarantees, indemnifications, financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds. Liabilities related to these arrangements are not reflected in our condensed consolidated balance sheets, and we do not expect any material adverse effects on our financial condition, results of operations or cash flows to result from these off-balance sheet arrangements. We use a combination of surety bonds and letters of credit to secure our financial obligations for reclamation, workers’ compensation, coal lease obligations and other obligations. There have been no material changes to our off-balance sheet arrangements from our Annual Report on Form 10-K for the year ended December 31, 2022. For further information regarding off-balance sheet arrangements, see Note 14, “Commitments and Contingencies” to the Condensed Consolidated Financial Statements.

Cash Flow

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
(In thousands)
Cash provided by (used in):
Operating activities	$322,886	$561,167
Investing activities	(83,491)	(42,187)
Financing activities	(273,962)	(562,231)

Cash provided by operating activities decreased approximately $238 million compared to the prior year, primarily due to a decrease in results from operations discussed in the “Overview” and “Operational Performance” sections above offset by an increase in working capital in excess of prior year’s of approximately $50 million.

Cash used in investing activities increased in the six months ended June 30, 2023 versus the six months ended June 30, 2022, primarily due to increased capital expenditures of approximately $23.4 million for maintenance capital and an increase in net short-term investment activity of approximately $10.7 million.

Cash used in financing activities declined $288.3 million compared to the prior period due to a decrease of approximately $337.4 million in overall debt payments compared to prior year, a reduction in dividends paid of approximately $42.7 million, offset by an increase in share repurchases of $93.8 million.

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

Our sales commitments for 2023 were as follows as of June 30, 2023:

	2023
	Tons	$ per ton
Metallurgical	(in millions)
Committed, North America Priced Coking	1.7	$183.57
Committed, North America Unpriced Coking	0.1
Committed, Seaborne Priced Coking	3.5	179.01
Committed, Seaborne Unpriced Coking	2.8

Committed, Priced Thermal	0.4	43.43
Committed, Unpriced Thermal	—

Thermal
Committed, Priced	67.9	$17.40
Committed, Unpriced	1.0

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

We are exposed to price risk with respect to diesel fuel purchased for use in our operations. We anticipate purchasing approximately 30 to 35 million gallons of diesel fuel for use in our operations annually. To protect our cash flows from increases in the price of diesel fuel for our operations, we use forward physical diesel purchase contracts, purchased heating oil call options and New York Mercantile Exchange (“NYMEX”) gulf coast diesel swaps and options. At June 30, 2023, the Company had protected the price of expected diesel fuel purchases for the remainder of 2023 with approximately 12 million gallons of heating oil call options with an average strike price of $2.97 per gallon. These positions are not designated as hedges for accounting purposes, and therefore, changes in the fair value are recorded immediately to earnings.

Item 4.Controls and Procedures

We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date. There were no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A summary of our common stock repurchases during the three months ended June 30, 2023 is set forth in the table below:

				Approximate
			Total Number of	Dollar Value of
			Shares	Shares that May
			Purchased as	Yet Be
	Total Number		Part of Publicly	Purchased
	Shares	Average Price	Announced	Under the Plan
Date	Purchased	Paid per Share	Plans	(in thousands)
April 1 through April 30, 2023	110,638	$128.79	110,638	$308,156
May 1 through May 31, 2023	315,809	$118.74	315,809	$270,657
June 1 through June 30, 2023	196,857	$110.48	196,857	$248,908
Total	623,304	$117.91	623,304

In 2023, we repurchased 754,460 shares at an average price of $122.34 per for an aggregate purchase price of approximately $92.3 million. As of June 30, 2023, we had repurchased 11,961,295 shares at an average share price of $90.16 per share for an aggregate purchase price of approximately $1.1 billion since inception of the stock repurchase program in 2017, and the remaining authorized amount for stock repurchases under this program is approximately $249 million.

Item 4.Mine Safety Disclosures

The statement concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023.

Item 5.Other Information

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.25

Seventh Amendment to Second Amended and Restated Purchase and Sale Agreement dated March 31, 2023, among Arch Resources, Inc. and certain subsidiaries of Arch Resources, Inc., as originators (incorporated by reference to Exhibit 10.25 of Arch Resources’ Quarterly Report on Form 10-Q for the period ended on March 31, 2023).

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (1) Condensed Consolidated Income Statements, (2) Condensed Consolidated Statements of Comprehensive Income (Loss), (3) Condensed Consolidated Balance Sheets, (4) Condensed Consolidated Statements of Cash Flows, (5) Condensed Consolidated Statements of Stockholders’ Equity and (6) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

July 27, 2023