Form 10-Q
period 2023-09-30
ARCH RESOURCES, INC.
filed 2023-10-26
CIK 1037676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

or

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

At October 23, 2023 there were 18,369,460 shares of the registrant’s common stock outstanding.

Part I

FINANCIAL INFORMATION

Item 1.Financial Statements.

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Income Statements

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(Unaudited)		(Unaudited)
Revenues	$744,601	$863,835	$2,371,826	$2,865,129
Costs, expenses and other operating
Cost of sales (exclusive of items shown separately below)	596,889	610,027	1,774,753	1,758,012
Depreciation, depletion and amortization	36,717	33,958	108,273	98,948
Accretion on asset retirement obligations	5,292	4,430	15,877	13,290
Change in fair value of coal derivatives, net	(46)	(12,252)	1,361	5,144
Selling, general and administrative expenses	24,279	26,107	73,092	79,271
Other operating (income) expense, net	(2,812)	16,997	(11,398)	18,796
	660,319	679,267	1,961,958	1,973,461

Income from operations	84,282	184,568	409,868	891,668

Interest income (expense), net
Interest expense	(3,120)	(4,060)	(10,783)	(16,245)
Interest and investment income	4,803	2,224	12,340	2,776
	1,683	(1,836)	1,557	(13,469)

Income before nonoperating expenses	85,965	182,732	411,425	878,199

Nonoperating expense
Non-service related pension and postretirement benefit credits (costs)	4,507	(857)	5,692	(2,189)
Net loss resulting from early retirement of debt	—	(394)	(1,126)	(14,143)
	4,507	(1,251)	4,566	(16,332)

Income before income taxes	90,472	181,481	415,991	861,867
Provision for income taxes	16,781	474	66,839	1,424
Net income	$73,691	$181,007	$349,152	$860,443

Net income per common share
Basic earnings per share	$4.05	$9.84	$19.20	$50.97
Diluted earnings per share	$3.91	$8.68	$18.12	$41.00
Weighted average shares outstanding
Basic weighted average shares outstanding	18,187	18,396	18,189	16,881
Diluted weighted average shares outstanding	18,840	20,908	19,270	21,210
Dividends declared per common share	$3.97	$6.00	$9.53	$14.36

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(Unaudited)		(Unaudited)
Net income	$73,691	$181,007	$349,152	$860,443

Derivative instruments
Comprehensive income before tax	—	—	—	1,763
Provision for income taxes	—	—	—	—
	—	—	—	1,763
Pension, postretirement and other post-employment benefits
Comprehensive loss before tax	(9,770)	(1,473)	(15,560)	(10,896)
Provision for income taxes	2,147	—	3,419	—
	(7,623)	(1,473)	(12,141)	(10,896)
Available-for-sale securities
Comprehensive income (loss) before tax	54	(4)	15	178
Provision for income taxes	(12)	—	(4)	—
	42	(4)	11	178

Total other comprehensive loss	(7,581)	(1,477)	(12,130)	(8,955)
Total comprehensive income	$66,110	$179,530	$337,022	$851,488

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	September 30, 2023	December 31, 2022
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$183,097	$236,059
Short-term investments	30,447	36,993
Restricted cash	1,100	1,100
Trade accounts receivable (net of $0 allowance at September 30, 2023 and December 31, 2022)	289,994	236,999
Other receivables	16,439	18,301
Inventories	233,213	223,015
Other current assets	51,854	71,384
Total current assets	806,144	823,851
Property, plant and equipment, net	1,200,109	1,187,028
Other assets
Deferred income taxes	146,324	209,470
Equity investments	21,273	17,267
Fund for asset retirement obligations	140,413	135,993
Other noncurrent assets	51,595	59,499
Total other assets	359,605	422,229
Total assets	$2,365,858	$2,433,108

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$198,374	$211,848
Accrued expenses and other current liabilities	135,163	157,043
Current maturities of debt	21,926	57,988
Total current liabilities	355,463	426,879
Long-term debt	107,515	116,288
Asset retirement obligations	234,386	235,736
Accrued pension benefits	1,057	1,101
Accrued postretirement benefits other than pension	50,360	49,674
Accrued workers’ compensation	144,714	155,756
Other noncurrent liabilities	76,213	82,094
Total liabilities	969,708	1,067,528
Stockholders' equity
Common stock, $0.01 par value, authorized 300,000 shares, issued 30,501 and 28,761 shares at September 30, 2023 and December 31, 2022, respectively	305	288
Paid-in capital	716,956	724,660
Retained earnings	1,737,468	1,565,374
Treasury stock, 12,168 and 11,207 shares at September 30, 2023 and December 31, 2022, respectively, at cost	(1,107,878)	(986,171)
Accumulated other comprehensive income	49,299	61,429
Total stockholders’ equity	1,396,150	1,365,580
Total liabilities and stockholders’ equity	$2,365,858	$2,433,108

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2023	2022

Operating activities	(Unaudited)
Net income	$349,152	$860,443
Adjustments to reconcile to cash from operating activities:
Depreciation, depletion and amortization	108,273	98,948
Accretion on asset retirement obligations	15,877	13,290
Deferred income taxes	66,561	—
Employee stock-based compensation expense	19,699	20,837
Amortization relating to financing activities	1,317	1,958
Gain on disposals and divestitures, net	(714)	(1,012)
Reclamation work completed	(17,642)	(11,229)
Contribution to fund for asset retirement obligations	(4,421)	(110,000)
Changes in:
Receivables	(49,950)	108,635
Inventories	(10,199)	(58,438)
Accounts payable, accrued expenses and other current liabilities	(31,241)	58,791
Income taxes, net	(999)	826
Coal derivative assets and liabilities, including margin account	1,361	5,144
Other	6,744	27,038
Cash provided by operating activities	453,818	1,015,231
Investing activities
Capital expenditures	(121,030)	(94,517)
Minimum royalty payments	(1,113)	(1,069)
Proceeds from disposals and divestitures	1,363	1,963
Purchases of short-term investments	(23,386)	(10,675)
Proceeds from sales of short-term investments	30,417	14,450
Investments in and advances to affiliates, net	(12,210)	(6,692)
Cash used in investing activities	(125,959)	(96,540)
Financing activities
Payments on term loan due 2024	(2,250)	(273,038)
Payments on convertible debt	(58,430)	(149,273)
Net payments on other debt	(30,568)	(23,942)
Debt financing costs	—	(690)
Purchases of treasury stock	(122,502)	(56,498)
Dividends paid	(183,790)	(264,638)
Payments for taxes related to net share settlement of equity awards	(27,230)	(4,908)
Proceeds from warrants exercised	43,949	19,422
Cash used in financing activities	(380,821)	(753,565)
(Decrease) increase in cash and cash equivalents, including restricted cash	(52,962)	165,126
Cash and cash equivalents, including restricted cash, beginning of period	$237,159	$326,295
Cash and cash equivalents, including restricted cash, end of period	$184,197	$491,421
Cash and cash equivalents, including restricted cash, end of period
Cash and cash equivalents	$183,097	$490,321
Restricted Cash	1,100	1,100
	$184,197	$491,421

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Treasury	Accumulated Other
	Common	Paid-In	Retained	Stock at	Comprehensive
	Stock	Capital	Earnings	Cost	Income	Total

	(In thousands, except per share data)
Balances at January 1, 2023	$288	$724,660	$1,565,374	$(986,171)	$61,429	$1,365,580
Dividends on common shares	—	—	(55,140)	—	—	(55,140)
Dividend Equivalents earned on RSU grants	—	120	(2,354)	—	—	(2,234)
Purchase of 131,156 shares of common stock under share repurchase program	—	(13)	—	(18,994)	—	(19,007)
Employee stock-based compensation	—	6,767	—	—	—	6,767
Cash paid for convertible debt repurchased	—	(44,486)	—	—	—	(44,486)
Issuance of 275,053 shares of common stock under long-term incentive plan	3	—	—	—	—	3
Common stock withheld related to net share settlement of equity awards	—	(27,055)	—	—	—	(27,055)
Issuance of 1,037,679 shares of common stock for warrants exercised	10	43,719	—	—	—	43,729
Total comprehensive income (loss)	—	—	198,108	—	(2,271)	195,837
Balances at March 31, 2023	$301	$703,712	$1,705,988	$(1,005,165)	$59,158	$1,463,994

Dividends on common shares	—	—	(45,011)	—	—	(45,011)
Dividend equivalents earned on RSU grants	—	98	(669)	—	—	(571)
Purchase of 623,304 shares of common stock under share repurchase program	—	—	—	(74,231)	—	(74,231)
Employee stock-based compensation	—	6,439	—	—	—	6,439
Common stock withheld related to net share settlement of equity awards	—	(162)	—	—	—	(162)
Issuance of 29,487 shares of common stock for warrants exercised	—	31	—	—	—	31
Total comprehensive income (loss)	—	—	77,353	—	(2,278)	75,075
Balances at June 30, 2023	$301	$710,118	$1,737,661	$(1,079,396)	$56,880	$1,425,564

Dividends on common shares	—	—	(71,573)	—	—	(71,573)
Dividend equivalents earned on RSU grants	—	159	(2,311)	—	—	(2,152)
Purchase of 215,551 shares of common stock under share repurchase program	—	—	—	(28,482)		(28,482)
Employee stock-based compensation	—	6,493	—	—	—	6,493
Common stock withheld related to net share settlement of equity awards	—	(13)	—	—	—	(13)
Issuance of 386,782 shares of common stock for warrants exercised	4	199	—	—	—	203
Total comprehensive income (loss)	—	—	73,691	—	(7,581)	66,110
Balances at September 30, 2023	$305	$716,956	$1,737,468	$(1,107,878)	$49,299	$1,396,150

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Treasury	Accumulated Other
	Common	Paid-In	Retained	Stock at	Comprehensive
	Stock	Capital	Earnings	Cost	Income	Total

	(In thousands, except per share data)
Balances at January 1, 2022	$255	$784,356	$712,478	$(827,381)	$14,158	$683,866
Cumulative effect of accounting change on convertible debt	—	(39,239)	6,718	—	—	(32,521)
Dividends on common shares	—	—	(4,271)	—	—	(4,271)
Total comprehensive income	—	—	271,872	—	1,423	273,295
Employee stock-based compensation	—	8,203	—	—	—	8,203
Issuance of 71,338 shares of common stock under long-term incentive plan	1	—	—	—	—	1
Common stock withheld related to net share settlement of equity awards	—	(4,827)	—	—	—	(4,827)
Issuance of 13,239 shares of common stock for warrants exercised	—	506	—	—	—	506
Balances at March 31, 2022	$256	$748,999	$986,797	$(827,381)	$15,581	$924,252

Dividends on common shares	—	—	(150,716)	—	—	(150,716)
Dividend equivalents earned on RSU grants	—	—	(8,665)	—	—	(8,665)
Employee stock-based compensation	—	6,349	—	—	—	6,349
Common stock withheld related to net share settlement of equity awards	—	(81)	—	—	—	(81)
Total comprehensive income (loss)	—	—	407,563	—	(8,901)	398,662
Issuance of 2,630,272 shares of common stock for convertible debt exchanged	26	(29)	—	—	—	(3)
Issuance of 445,497 shares of common stock for warrants exercised	4	18,906	—	—	—	18,910
Balances at June 30, 2022	$286	$774,144	$1,234,979	$(827,381)	$6,680	$1,188,708

Dividends on common shares	—	—	(110,071)	—	—	(110,071)
Dividend equivalents earned on RSU grants	—	464	(6,891)	—	—	(6,427)
Purchase of 428,864 shares of common stock under share repurchase program	—	—	—	(57,498)		(57,498)
Employee stock-based compensation	—	6,285	—	—	—	6,285
Cash paid for convertible debt repurchased	—	(14,466)	—	—	—	(14,466)
Issuance of 273 shares of common stock for warrants exercised	—	—	—	—	—	—
Total comprehensive income (loss)	—	—	181,007	—	(1,477)	179,530
Balances at September 30, 2022	$286	$766,427	$1,299,024	$(884,879)	$5,203	$1,186,061

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and U.S. Securities and Exchange Commission regulations. In the opinion of management, all adjustments, consisting of normal, recurring accruals considered necessary for a fair presentation, have been included. Results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission.

2. Accounting Policies

Recently Adopted Accounting Guidance

There is no recently issued accounting guidance effective that is expected to have a material impact on the Company’s financial position, results of operations, or liquidity.

Recent Accounting Guidance Issued Not Yet Effective

There are no new pronouncements issued but not yet effective that are expected to have a material impact on the Company’s financial position, results of operations, or liquidity.

3. Accumulated Other Comprehensive Income (Loss)

The following items are included in accumulated other comprehensive income (loss) (“AOCI”), net of tax:

		Pension,
		Postretirement		Accumulated
		and Other Post-		Other
	Derivative	Employment	Available-for-	Comprehensive
	Instruments	Benefits	Sale Securities	Income (loss)

	(In thousands)
Balances at December 31, 2022	$—	$61,485	$(56)	$61,429
Unrealized (losses)	—	—	(46)	(46)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(15,560)	61	(15,499)
Tax effect	—	3,419	(4)	3,415
Balances at September 30, 2023	$—	$49,344	$(45)	$49,299

The following amounts were reclassified out of AOCI:

	Three Months Ended September 30,		Nine Months Ended September 30,		Line Item in the Condensed Consolidated
Details About AOCI Components	2023	2022	2023	2022	Income Statements

	(In thousands)
Interest rate hedges	—	—	—	(112)	Interest expense
Interest rate hedges (ineffective portion)	—	—	—	(1,428)	Net loss resulting from early retirement of debt
	—	—	—	—	Provision for income taxes
	$—	$—	$—	$(1,540)	Net of tax

Pension, postretirement and other post-employment benefits
Amortization of actuarial gains, net [1]	$2,792	$571	$8,509	$1,544	Non-service related pension and postretirement benefit credits (costs)
Amortization of prior service credits	25	38	98	111	Non-service related pension and postretirement benefit credits
Pension settlement	6,953	201	6,953	615	Non-service related pension and postretirement benefit credits (costs)
	9,770	810	15,560	2,270	Total before tax
	(2,147)	—	(3,419)	—	Provision for income taxes
	$7,623	$810	$12,141	$2,270	Net of tax

Available-for-sale securities [2]	$(40)	$—	$(61)	$(182)	Interest and investment income
	12	—	4	—	Provision for income taxes
	$(28)	$—	$(57)	$(182)	Net of tax

1 Production-related benefits and workers’ compensation costs are included in costs of sales.

2 The gains and losses on sales of available-for-sale-securities are determined on a specific identification basis.

4. Inventories

Inventories consist of the following:

	September 30,	December 31,
	2023	2022

	(In thousands)
Coal	$80,074	$96,954
Repair parts and supplies	153,139	126,061
	$233,213	$223,015

The repair parts and supplies are stated net of an allowance for slow-moving and obsolete inventories of $2.8 million at September 30, 2023 and $2.4 million at December 31, 2022.

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

The Company’s investments in available-for-sale marketable securities are as follows:

	September 30, 2023

		Gross		Allowance
		Unrealized		for - Credit	Fair
	Cost Basis	Gains	Losses	Losses	Value

	(In thousands)
Available-for-sale:
U.S. government and agency securities	$26,506	$1	$(38)	$—	$26,469
Corporate notes and bonds	3,987	4	(13)	—	3,978
Total Investments	$30,493	$5	$(51)	$—	$30,447

	December 31, 2022

		Gross		Allowance
		Unrealized		for - Credit	Fair
	Cost Basis	Gains	Losses	Losses	Value

	(In thousands)
Available-for-sale:
U.S. government and agency securities	$28,325	$1	$(25)	$—	$28,301
Corporate notes and bonds	8,689	20	(17)	—	8,692
Total Investments	$37,014	$21	$(42)	$—	$36,993

The aggregate fair value of investments with unrealized losses that had been owned for less than a year was $7.4 million and $22.6 million at September 30, 2023 and December 31, 2022, respectively. The aggregate fair value of investments with unrealized losses that were owned for over a year was $0.0 million at both September 30, 2023 and December 31, 2022. The unrealized losses in the Company’s portfolio at September 30, 2023 are the result of normal market fluctuations. The Company does not intend to sell these investments before recovery of their amortized cost base.

The debt securities outstanding at September 30, 2023 have maturity dates ranging from the fourth quarter of 2023 through the third quarter of 2024. The Company classifies its investments as current based on the nature of the investments and their availability to provide cash for use in current operations, if needed.

6. Derivatives

Diesel fuel price risk management

The Company is exposed to price risk with respect to diesel fuel purchased for use in its operations. The Company anticipates purchasing approximately 30 to 35 million gallons of diesel fuel for use in its operations during 2023. To protect the Company’s cash flows from increases in the price of diesel fuel for its operations, the Company has purchased heating oil call options. At September 30, 2023, the Company had protected the price of expected diesel fuel purchases for the remainder of 2023 with approximately 6 million gallons of heating oil call options with an average strike price of $3.06 per gallon. These positions are not designated as hedges for accounting purposes, and therefore, changes in the fair value are recorded immediately to earnings.

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

At September 30, 2023, the Company held derivatives for risk management purposes that are expected to settle in the following years.

(Tons in thousands)	2023	2024	Total
Coal sales	—	—	—
Coal purchases	—	7	7

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

	September 30, 2023			December 31, 2022
Fair Value of Derivatives	Asset	Liability		Asset	Liability
(In thousands)	Derivative	Derivative		Derivative	Derivative
Derivatives Not Designated as Hedging Instruments
Heating oil -- diesel purchases	1,235	—		1,300	—
Coal -- risk management	46	—		1,407	—
Total	$1,281	$—		$2,707	$—
Total derivatives	$1,281	$—		$2,707	$—
Effect of counterparty netting	—	—		—	—
Net derivatives as classified in the balance sheets	$1,281	$—	$1,281	$2,707	$—	$2,707

Fair Value of Derivatives		September 30,	December 31,
(In thousands)		2023	2022
Net derivatives as reflected on the balance sheets (in thousands)
Heating Oil and coal	Other current assets	$1,281	$2,707
Coal	Accrued expenses and other current liabilities	—	—
		$1,281	$2,707

The Company had a current asset representing cash collateral posted to a margin account for derivative positions primarily related to coal derivatives of $0.6 million and $0.0 million at September 30, 2023 and December 31, 2022, respectively. These amounts are not included with the derivatives presented in the table above and are included in “other current assets” in the accompanying Condensed Consolidated Balance Sheets.

The effects of derivatives on measures of financial performance are as follows:

Derivatives Not Designated as Hedging Instruments (in thousands)

Three and Nine Months Ended September 30,

Gain (Loss) Recognized		Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
Coal risk management — unrealized	(1)	$46	$12,252	$(1,361)	$(5,144)

Coal risk management — realized	(2)	$—	$(14,700)	$6,254	$(41,159)
Heating oil — diesel purchases	(2)	$1,341	$(4,146)	$(1,037)	$9,386

Location in Condensed Consolidated Income Statements:

(1)	— Change in fair value of coal derivatives, net
(2)	— Other operating expense (income), net

At September 30, 2023 and December 31, 2022, the Company did not have any derivative contracts designated as hedging instruments.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
	2023	2022

	(In thousands)
Payroll and employee benefits	$39,838	$61,836
Taxes other than income taxes	50,683	53,105
Interest	1,260	2,511
Workers’ compensation	19,256	17,584
Asset retirement obligations	8,217	8,632
Other	15,909	13,375
	$135,163	$157,043

8. Debt and Financing Arrangements

	September 30,	December 31,
	2023	2022

	(In thousands)
Term loan due 2024 ($4.3 million face value)	$4,252	$6,502
Tax Exempt Bonds ($98.1 million face value)	98,075	98,075
Convertible Debt	—	13,156
Other	28,904	59,472
Debt issuance costs	(1,790)	(2,929)
	129,441	174,276
Less: current maturities of debt	21,926	57,988
Long-term debt	$107,515	$116,288

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

During the year ended December 31, 2022, the Company repaid $273.8 million of the Term Loan. The remaining balance of $4.3 million, as of September 30, 2023, remains outstanding as certain terms and conditions governing the Term Loan are incorporated into the Company’s outstanding indebtedness.

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

Under the Securitization Facility, Arch Receivable, Arch Resources and certain of Arch Resources’ subsidiaries party to the Securitization Facility have granted to the administrator of the Securitization Facility a first priority security interest in eligible trade accounts receivable generated by such parties from the sale of coal and all proceeds thereof. As of September 30, 2023, letters of credit totaling $50.6 million were outstanding under the facility with $99.4 million available for borrowings.

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

The Inventory Facility contains certain customary affirmative and negative covenants; events of default, subject to customary thresholds and exceptions; and representations, including certain cash management and reporting requirements that are customary for asset-based credit facilities. The Inventory Facility also includes a requirement to maintain liquidity equal to or exceeding $100 million at all times. As of September 30, 2023, letters of credit totaling $26.2 million were outstanding under the facility with $23.8 million available for borrowings.

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

During the first half of 2023, the Company repurchased the remaining Convertible Notes with a principal amount of $13.2 million for aggregate consideration consisting of $58.4 million in cash. In connection with the repurchase for the nine months ended September 30, 2023, the Company recognized a loss of $1.1 million. This amount is included as “Net loss resulting from early retirement of debt” in the accompanying Condensed Consolidated Income Statements.

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

As of September 30, 2023, the Capped Call Transactions remain outstanding and have an intrinsic value of $62.1 million.

The Capped Call Transactions are separate transactions, in each case entered into between the Company and the respective Option Counterparty, and are not part of the terms of the Convertible Notes. As the Capped Call Transactions meet certain accounting criteria, they were classified as equity and are not accounted for as derivatives.

9. Income Taxes

The Company's effective tax rate for the three and nine months ended September 30, 2023 is based on its estimated full year effective tax rate, adjusted for the discrete items. The effective tax rate for the three and nine months ended September 30, 2023 was 18.6% and 16.1%, respectively. The effective tax rate for the three and nine months ended September 30, 2023 differ from the U.S. federal statutory rate of 21%, primarily due to the income tax benefit for excess percentage depletion. The effective tax rate for the nine months ended September 30, 2023 also includes the impact of discrete tax benefits related to equity compensation.

For the three and nine months ended September 30, 2022, the Company's effective tax rate was 0.1% and 0.2%, respectively. The effective tax rate for the three and nine months ended September 30, 2022 was impacted by the valuation allowance the Company maintained against its deferred tax assets until the fourth quarter of 2022.

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

The table below sets forth, by level, the Company’s financial assets and liabilities that are recorded at fair value in the accompanying Condensed Consolidated Balance Sheet:

	September 30, 2023
	Total	Level 1	Level 2	Level 3

	(In thousands)
Assets:
Investments in marketable securities	$30,447	$26,469	$3,978	$—
Derivatives	1,281	—	46	1,235
Fund for asset retirement obligations	140,413	140,413	—	—
Total assets	$172,141	$166,882	$4,024	$1,235
Liabilities:
Derivatives	$—	$—	$—	$—

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

The Company has contributed $140.4 million to a fund that will serve to defease the long-term asset retirement obligation for its thermal asset base; this amount is recorded as “Fund for asset retirement obligations” on the Condensed Consolidated Balance Sheets. The funds are invested in highly rated securities, such as U.S. Treasuries, which fall within Level 1 of the fair value hierarchy. The funds will only be utilized for final mine closure reclamation activities.

The following table summarizes the change in fair values of financial instruments categorized as Level 3.

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
(In thousands)
Balance, beginning of period	$230	$1,300
Realized and unrealized gains (losses) recognized in earnings, net	1,341	(1,037)
Purchases	—	1,800
Settlements	(336)	(828)
Ending balance	$1,235	$1,235

Fair Value of Long-Term Debt

At September 30, 2023 and December 31, 2022, the fair value of the Company’s debt, including amounts classified as current, was $131.2 million and $223.0 million, respectively. Fair values are based upon observed prices in an active market, when available, or from valuation models using market information, which fall into Level 2 in the fair value hierarchy.

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

The following table provides the basic and diluted earnings per share by reconciling the numerators and denominators of the computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

(In Thousands)
Net income attributable to common shares	$73,691	$181,007	$349,152	$860,443
Adjustment of interest expense attributable to Convertible Notes	—	346	108	4,345
Adjustment for inducement payments	—	217	—	4,914
Diluted net income attributable to common stockholders	73,691	181,570	349,260	869,702

Basic weighted average shares outstanding	18,187	18,396	18,189	16,881
Effect of dilutive securities	653	1,698	969	1,716
Convertible Notes (a)	—	814	112	2,613
Diluted weighted average shares outstanding	18,840	20,908	19,270	21,210
(a)	Diluted weighted average common shares outstanding includes the dilutive effect had the Company's Convertible Notes been converted at the beginning of the year ended December 31, 2023. If converted by the holder, the Company may settle in cash, shares of the Company's common stock or a combination thereof, at the Company's election. The Capped Call Transaction is anti-dilutive and is excluded from the calculation of diluted earnings per share.

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

The proposed regulations were posted to the Federal Register on January 19, 2023 with written comments to be accepted within 60 days of this date. A subsequent extended comment period expired on April 19, 2023; however, the final regulations have not yet been published.

If the above regulation is codified into law, the Company will be required to post additional collateral to maintain its self-insured status. The Company is evaluating alternatives to self-insurance, including the purchase of commercial insurance to cover these claims. Additionally, the Company is assessing additional sources of liquidity, and other items to satisfy the proposed regulations.

In addition, the Company is liable for workers’ compensation benefits for traumatic injuries which are calculated using actuarially-based loss rates, loss development factors and discounted based on a risk free rate. Traumatic workers’ compensation claims are insured with varying retentions/deductibles, or through state-sponsored workers’ compensation programs.

Workers’ compensation expense consists of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)
Self-insured occupational disease benefits:
Service cost	$993	$1,498	$2,980	$4,493
Interest cost(1)	1,511	1,153	4,531	3,458
Net amortization(1)	(241)	157	(723)	471
Total occupational disease	$2,263	$2,808	$6,788	$8,422
Traumatic injury claims and assessments	(6,834)	2,218	(2,403)	6,424
Total workers’ compensation (credit) expense	$(4,571)	$5,026	$4,385	$14,846
(1)	In accordance with the adoption of ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” these costs are recorded within Nonoperating expenses in the Condensed Consolidated Income Statements on the line item “Non-service related pension and postretirement benefit (credits) costs.”

13. Employee Benefit Plans

The following table details the components of pension benefit credit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)
Interest cost(1)	$1,023	$1,486	$4,090	$3,673
Expected return on plan assets(1)	(1,012)	(1,557)	(4,048)	(4,422)
Pension settlement(1)	(3,986)	(201)	(3,986)	(615)
Amortization of prior service credits (1)	(25)	(38)	(98)	(111)
Amortization of other actuarial (gains) (1)	(129)	(101)	(519)	(134)
Net benefit credit	$(4,129)	$(411)	$(4,561)	$(1,609)

The following table details the components of other postretirement benefit credit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)
Service cost	$58	$71	$173	$212
Interest cost(1)	674	501	2,021	1,504
Amortization of other actuarial gains (1)	(2,422)	(627)	(7,267)	(1,881)
Net benefit credit	$(1,690)	$(55)	$(5,073)	$(165)
(1)	In accordance with the adoption of ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” these costs are recorded within Nonoperating expenses in the Condensed Consolidated Income Statements on the line item “Non-service related pension and postretirement benefit credits (costs).”

In February 2022, the Board of Directors approved the termination of the Company’s Cash Balance Pension Plan.  The Company has executed plan amendments regarding the termination and filed an Application for Determination for Terminating Pension Plan with the Internal Revenue Service (“IRS”), which was approved by the IRS during the first quarter of 2023.  The Company also prepared and filed appropriate notices and documents related to the Pension Plan's termination and wind-down with the Pension Benefit Guaranty Corporation (“PBGC”). To complete the termination of the plan, the Company made a $3.2 million cash contribution into the plan in order to complete lump sum payments and to purchase annuity contracts for plan participants.  A gain of $4.0 million was recognized on the plan termination, which is reflected in the Condensed Consolidated Incomes Statements line item “Non-service related pension and postretirement benefits credits (costs)”. The Company no longer administers or pays the retirement benefits of the Company’s Cash Balance Pension Plan going forward.

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

As of September 30, 2023, the Company had outstanding surety bonds with a face amount of $553.0 million to secure various obligations and commitments and $76.8 million of letters of credit under its Securitization and Inventory Facilities used to collateralize certain obligations. The Company posted $5.6 million in cash collateral related to various obligations; this amount is recorded within “Other noncurrent assets” on the Condensed Consolidated Balance Sheets.

As of September 30, 2023, the Company’s reclamation-related obligations of $242.6 million were supported by surety bonds of $456.1 million. The Company has posted $0.6 million in cash collateral related to reclamation surety bonds. Additionally, in the third quarter of 2023, the Company contributed an additional $1.8 million representing interest earned to a fund that will serve to defease the long-term asset retirement obligation for its thermal asset base bringing the total to $140.4 million as of September 30, 2023. This amount is recorded as “Fund for asset retirement obligations” on the Condensed Consolidated Balance Sheets.

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

Reporting segment results for the three and nine months ended September 30, 2023 and 2022 are presented below. The Corporate, Other, and Eliminations grouping includes these charges: idle operations; change in fair value of coal derivatives, net; corporate overhead; land management activities; other support functions; and the elimination of intercompany transactions.

			Corporate,
			Other and
(In thousands)	MET	Thermal	Eliminations	Consolidated
Three Months Ended September 30, 2023
Revenues	$432,835	$311,766	$—	$744,601
Adjusted EBITDA	128,322	23,373	(25,404)	126,291
Depreciation, depletion and amortization	29,494	7,001	222	36,717
Accretion on asset retirement obligation	651	4,314	327	5,292
Total assets	1,046,404	415,373	904,081	2,365,858
Capital expenditures	33,806	10,369	249	44,424

Three Months Ended September 30, 2022
Revenues	$444,306	$419,529	$—	$863,835
Adjusted EBITDA	155,185	96,812	(29,041)	222,956
Depreciation, depletion and amortization	28,354	5,388	216	33,958
Accretion on asset retirement obligation	553	3,444	433	4,430
Total assets	1,020,849	325,580	973,433	2,319,862
Capital expenditures	36,389	4,604	367	41,360

Nine Months Ended September 30, 2023
Revenues	$1,420,758	$951,068	$—	$2,371,826
Adjusted EBITDA	524,218	98,807	(89,007)	534,018
Depreciation, depletion and amortization	85,575	22,057	641	108,273
Accretion on asset retirement obligation	1,880	12,941	1,056	15,877
Total assets	1,046,404	415,373	904,081	2,365,858
Capital expenditures	94,205	25,904	921	121,030

Nine Months Ended September 30, 2022
Revenues	$1,640,970	$1,224,159	$—	$2,865,129
Adjusted EBITDA	810,615	290,648	(97,357)	1,003,906
Depreciation, depletion and amortization	82,738	15,554	656	98,948
Accretion on asset retirement obligation	1,660	10,331	1,299	13,290
Total assets	1,020,849	325,580	973,433	2,319,862
Capital expenditures	79,896	13,200	1,421	94,517

A reconciliation of net income to Adjusted EBITDA and segment Adjusted EBITDA from coal operations follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Net income	$73,691	$181,007	$349,152	$860,443
Provision for income taxes	16,781	474	66,839	1,424
Interest (income) expense, net	(1,683)	1,836	(1,557)	13,469
Depreciation, depletion and amortization	36,717	33,958	108,273	98,948
Accretion on asset retirement obligations	5,292	4,430	15,877	13,290
Non-service related pension and postretirement benefit (credits) costs	(4,507)	857	(5,692)	2,189
Net loss resulting from early retirement of debt	—	394	1,126	14,143
Adjusted EBITDA	$126,291	$222,956	$534,018	$1,003,906
EBITDA from idled or otherwise disposed operations	30	3,624	8,726	9,972
Selling, general and administrative expenses	24,279	26,107	73,092	79,271
Other	1,095	(690)	7,189	8,114
Segment Adjusted EBITDA from coal operations	$151,695	$251,997	$623,025	$1,101,263

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

			Corporate,
			Other and
	MET	Thermal	Eliminations	Consolidated

	(in thousands)
Three Months Ended September 30, 2023
North America revenues	$108,895	$251,759	$—	$360,654
Seaborne revenues	323,940	60,007	—	383,947

Total revenues	$432,835	$311,766	$—	$744,601

Three Months Ended September 30, 2022
North America revenues	$70,491	$307,060	$—	$377,551
Seaborne revenues	373,815	112,469	—	486,284

Total revenues	$444,306	$419,529	$—	$863,835

Nine Months Ended September 30, 2023
North America revenues	$274,017	$786,111	$—	$1,060,128
Seaborne revenues	1,146,741	164,957	—	1,311,698

Total revenues	$1,420,758	$951,068	$—	$2,371,826

Nine Months Ended September 30, 2022
North America revenues	$125,906	$905,829	$—	$1,031,735
Seaborne revenues	1,515,064	318,330	—	1,833,394

Total revenues	$1,640,970	$1,224,159	$—	$2,865,129

As of September 30, 2023, the Company has outstanding performance obligations for the remainder of 2023 of 18.5 million tons of fixed price contracts and 2.2 million tons of variable price contracts. Additionally, the Company has outstanding performance obligations beyond 2023 of approximately 95.2 million tons of fixed price contracts and 3.7 million tons of variable price contracts.

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

As of September 30, 2023 and December 31, 2022, the Company had the following ROU assets and lease liabilities within its Condensed Consolidated Balance Sheets:

		September 30,	December 31,
		2023	2022
Assets	Balance Sheet Classification
Operating lease right-of-use assets	Other noncurrent assets	$10,134	$12,106
Financing lease right-of-use assets	Other noncurrent assets	1,945	2,918
Total Lease Assets		$12,079	$15,024

Liabilities	Balance Sheet Classification
Financing lease liabilities - current	Accrued expenses and other current liabilities	$1,025	$977
Operating lease liabilities - current	Accrued expenses and other current liabilities	2,719	2,722
Financing lease liabilities - long-term	Other noncurrent liabilities	2,346	3,121
Operating lease liabilities - long-term	Other noncurrent liabilities	7,929	9,993
		$14,019	$16,813

Weighted average remaining lease term in years
Operating leases		3.53	4.14
Finance leases		1.50	2.25

Weighted average discount rate
Operating leases		5.5%	5.5%
Finance leases		6.4%	6.4%

Information related to leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)		(In thousands)
Operating lease information:
Operating lease cost	$801	$831	$2,462	$2,492
Operating cash flows from operating leases	851	876	2,555	2,562

Financing lease information:
Financing lease cost	$393	$393	$1,179	$1,179
Operating cash flows from financing leases	303	303	908	908

Future minimum lease payments under non-cancellable leases as of September 30, 2023 were as follows:

	Operating	Finance
Year	Leases	Leases
	(In thousands)
2023	$801	$303
2024	3,200	1,210
2025	3,185	2,111
2026	3,080	—
2027	1,533	—
Thereafter	—	—
Total minimum lease payments	$11,799	$3,624
Less imputed interest	(1,151)	(253)

Total lease liabilities	$10,648	$3,371

18. Subsequent Event

On October 26, 2023, the Company announced the board approval of a quarterly dividend of $1.13 per share for stockholders of record on November 30, 2023, with a payment date of December 15, 2023. The dividend consists of a fixed component of $0.25 per share and a variable component of $0.88 per share.

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

Overview

Our results for the three months ended September 30, 2023 were pressured by softening of global metallurgical and thermal coal markets. Despite the softness, coal markets, particularly coking coal markets, have remained above previous long-term average levels, and high-quality coking coal markets began to strengthen late in the third quarter. The Russian invasion of Ukraine continues to distort previously established trading patterns in the global energy markets. However, slow global economic growth, and the generally mild winter heating season in Europe and much of North America have limited overall energy demand and moderated both metallurgical and thermal coal markets. In the Pacific, while China has lifted the suspension of purchases of Australian coal, traditional trade flows in coal markets are far from being reestablished. General global inflationary pressure has moderated, following tighter monetary policies from many nations’ central banks. However, inflation may not be completely contained, and the timing and magnitude of further tightening of monetary policy remains uncertain. On a macro level, the outlook for global economic growth is uncertain, but supply constraints continue to support global metallurgical and thermal coal markets to varying degrees.

The February 2022 Russian invasion of Ukraine continues to significantly disrupt previously established global coal and energy trading patterns, driving Russian products into Asian markets at discounted prices. Ongoing bans on the import of Russian coal by the European Union, the United Kingdom, Japan, and other nations continue to pressure availability of supply to these markets. In particular, the European Union’s ban on importation of Russian coal, which became effective on August 10, 2022, and the related restriction of Russian natural gas supplies into Europe, contributed to historically high thermal coal prices in the international markets during 2022. The mild winter heating season in Europe prevented anticipated natural gas and electricity shortages, allowing European energy markets to moderate. This moderation of European energy prices led to the reopening of several Basic Oxygen Furnace (“BOF”) steel plants in Europe that had been idled during 2022. However, during the three months ended September 30, 2023, continued economic weakness in Europe, and the related decline in prices for finished steel products, led to new announcements of idlings of BOF steel plants for maintenance activities. Current economic weakness constrains demand for finished steel products in Europe.

In the fourth quarter of 2020, China effectively banned the import of coking coal and thermal coal, among other products, from Australia, the largest global exporter of coking coal. In the fourth quarter of 2022 China began lifting this ban on Australian coal. The lifting of this ban is slowly impacting trade patterns, as Australian coal begins to flow into China once again. We expect international coking and thermal coal markets to remain volatile while a new equilibrium is sought in global trading patterns. Russian coking coal, offered at discounts to published indices, remains a larger share of Chinese and Indian imports compared to historical levels, but logistical, financial, and quality constraints exist as potential barriers to further increase in Russian supplies to these markets. Chinese domestic coking coal production, and overland imports from Mongolia, have also increased significantly. However, Australian coking coal supply has continued to decline, and North American coking coal supply has only increased incrementally, despite coking coal prices staying persistently above long-term historical averages. The consistent supply constraints have supported high-quality coking coal markets, and by the end of the three months ended September 30, 2023, scarcity of high-quality coking coal has driven indices for these products higher.

Some new coking coal supply has been added to the market, and more is planned. However, production and logistical disruptions, continue to constrain supply. The duration of specific supply disruptions is unknown. We believe that underinvestment in the sector in recent years underlies longer-term market dynamics. Overall, underinvestment in the sector appears likely to persist, despite favorable markets, as government policies and diminished access to traditional capital markets limits investment in the sector. In the current macroeconomic environment, we expect coking coal prices to remain volatile. Longer term, we believe continued limited global capital investment in new coking coal production capacity, normal reserve depletion, and an eventual return to economic growth will provide support to coking coal markets.

On October 2, 2023, we announced a reduction in our full year 2023 coking coal sales volume guidance from between 8.9 and 9.7 million tons to between 8.6 and 8.9 million tons, and an increase in full year Metallurgical Segment cash cost per ton sold guidance from between $79 and $89 to between $88 and $91. This volume reduction of approximately 0.5 to 0.6 million tons at the midpoint, and cost increase of approximately $5.50 per ton sold at the midpoint, primarily reflects ongoing challenges mining in the first longwall district at our Leer South mine.

During the first nine months of 2023, domestic thermal coal consumption was pressured by falling natural gas prices, and a mild winter heating season in most of the heavily populated areas of the United States. Low natural gas prices persisted through the summer cooling season. Currently, natural gas prices are at levels such that the economic dispatch of gas versus thermal coal is dependent on region and plant specific parameters. We have firm sales commitments for the current year for our thermal segment at volume levels that provide for economic operation, even though some volume has been deferred. Longer term, we continue to believe thermal coal demand in the United States will remain pressured by continuing increases in subsidized renewable generation sources, particularly wind and solar, competition from natural gas, and planned retirements of coal fueled generating facilities. Despite some moderation, international thermal coal markets remain above long-term historical averages, supporting continued export opportunities for our thermal operations.

During the first three months of 2023, we initially encountered adverse geologic conditions at our West Elk thermal coal operation. These conditions impacted both our volumes and coal quality. Due to this situation, we issued force majeure notices to our West Elk customers and logistics providers with shipments affected by that event. On September 1, 2023, we lifted the force majeure, and believe geologic conditions at West Elk will allow more normal operations going forward. We continue to communicate with customers and logistics providers, to manage the transition back to more normal operations.

We continue to pursue strategic alternatives for our thermal assets, including, among other things, potential divestiture. We are concurrently shrinking our operational footprint at our Powder River Basin operations. During the first nine months of 2023, we contributed $4.4 million to our fund for asset retirement obligations, representing interest earned, bringing our total to $140.4 million. Additionally, we performed approximately $13.1 million of reclamation work at our thermal operations in the first nine months of 2023. We plan to continue to grow the thermal mine reclamation fund through interest earnings. We continue to exercise our operational flexibility to maximize cash generation from our thermal operations. Currently, our planned production levels correspond with existing commitments. Longer term, we will maintain our focus on aligning our thermal production rates with the expected secular decline in domestic coal-fired power generation, while maximizing sales into export and industrial markets, and maintaining flexibility to react to short-term market fluctuations.

Results of Operations

Three Months Ended September 30, 2023 and 2022

Revenues. Our revenues include sales to customers of coal produced at our operations and coal purchased from third parties. Transportation costs are included in cost of coal sales and amounts billed by us to our customers for transportation are included in revenues.

Coal sales. The following table summarizes information about our coal sales during the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022	(Decrease) / Increase

	(In thousands)
Coal sales	$744,601	$863,835	$(119,234)
Tons sold	19,177	20,273	(1,096)

On a consolidated basis, coal sales in the third quarter of 2023 were approximately $119.2 million, or 13.8%, less than in the third quarter of 2022, while tons sold decreased approximately 1.1 million tons, or 5.4%. Coal sales from Metallurgical operations decreased approximately $11.5 million, primarily due to decreased pricing, partially offset by increased volume. Thermal coal sales decreased approximately $107.8 million due to decreased pricing and volume. See the discussion in “Operational Performance” for further information about segment results.

Costs, expenses and other. The following table summarizes costs, expenses and other components of operating income during the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022	Increase (Decrease) in Net Income

	(In thousands)
Cost of sales (exclusive of items shown separately below)	$596,889	$610,027	$13,138
Depreciation, depletion and amortization	36,717	33,958	(2,759)
Accretion on asset retirement obligations	5,292	4,430	(862)
Change in fair value of coal derivatives, net	(46)	(12,252)	(12,206)
Selling, general and administrative expenses	24,279	26,107	1,828
Other operating (income) expense, net	(2,812)	16,997	19,809
Total costs, expenses and other	$660,319	$679,267	$18,948

Cost of sales. Our cost of sales for the third quarter of 2023 decreased approximately $13.1 million, or 2.2%, versus the third quarter of 2022. The decrease in cost of sales is primarily attributable to decreased transportation costs of approximately $29.0 million, and decreased sales sensitive costs of approximately $9.3 million partially offset by a reduction in coal inventory of $18.5 million compared to the prior period and increased contract services of approximately $4.3 million. See discussion in “Operational Performance” for further information about segment results.

Depreciation, depletion and amortization. The increase in depreciation, depletion, and amortization in the third quarter of 2023 versus the third quarter of 2022 primarily related to increased amortization within the Thermal segment related to the annual re-costing exercise on asset retirement obligations completed during the fourth quarter of 2022.

Accretion on asset retirement obligations. The increase in accretion expense in the third quarter of 2023 versus the third quarter of 2022 is primarily related to the results of our annual recosting exercise completed during the fourth quarter of 2022.

Change in fair value of coal derivatives, net. The costs in the third quarter of 2023 versus the third quarter of 2022 are primarily related to mark-to-market losses on coal derivatives that are used to hedge our price risk for international thermal coal shipments.

Selling, general and administrative expenses. The decrease in selling, general and administrative expenses in the third quarter of 2023 versus the third quarter of 2022 was due to a decrease in compensation related expenses.

Other operating (income) expense, net. The increase in other operating income, net in the third quarter of 2023 versus the expense in the third quarter of 2022, consists primarily of the net favorable impact of certain coal derivative settlements of approximately $14.7 million in the prior year, and mark to market movements on heating oil positions of approximately $5.5 million.

Nonoperating expenses. The following table summarizes our nonoperating expenses during the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022	Increase (Decrease) in Net Income

	(In thousands)
Non-service related pension and postretirement benefit credits (costs)	$4,507	$(857)	$5,364
Net loss resulting from early retirement of debt	—	(394)	394
Total nonoperating expenses	$4,507	$(1,251)	$5,758

Non-service related pension and postretirement benefit credits (costs). See Note 13, “Employee Benefit Plans” to the Condensed Consolidated Financial Statements for additional information regarding the termination of the Company’s Cash Balance Pension.

Provision for income taxes. The following table summarizes our provision for income taxes for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022	Increase (Decrease) in Net Income

	(In thousands)
Provision for income taxes	$16,781	$474	$(16,307)

See Note 9, “Income Taxes,” to the Condensed Consolidated Financial Statements for additional information regarding the comparison of the income tax provision at the statutory rate to the actual provision for taxes.

Nine Months Ended September 30, 2023 and 2022

Revenues. Our revenues include sales to customers of coal produced at our operations and coal purchased from third parties. Transportation costs are included in cost of coal sales and amounts billed by us to our customers for transportation are included in revenues.

Coal sales. The following table summarizes information about our coal sales during the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022	(Decrease) / Increase

	(In thousands)
Coal sales	$2,371,826	$2,865,129	$(493,303)
Tons sold	57,066	59,916	(2,850)

On a consolidated basis, coal sales in the first nine months of 2023 were approximately $493.3 million, or 17.2%, less than in the first nine months of 2022, while tons sold decreased approximately 2.8 million tons, or 4.8%. Coal sales from Metallurgical operations decreased approximately $220.2 million primarily due to lower realized pricing, partially offset by increased volume. Thermal coal sales decreased approximately $273.1 million due to decreased pricing and volume. See the discussion in “Operational Performance” for further information about segment results.

Costs, expenses and other. The following table summarizes costs, expenses and other components of operating income during the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022	Increase (Decrease) in Net Income

	(In thousands)
Cost of sales (exclusive of items shown separately below)	$1,774,753	$1,758,012	$(16,741)
Depreciation, depletion and amortization	108,273	98,948	(9,325)
Accretion on asset retirement obligations	15,877	13,290	(2,587)
Change in fair value of coal derivatives, net	1,361	5,144	3,783
Selling, general and administrative expenses	73,092	79,271	6,179
Other operating (income) expense, net	(11,398)	18,796	30,194
Total costs, expenses and other	$1,961,958	$1,973,461	$11,503

Cost of sales. Our cost of sales for the first nine months of 2023 increased approximately $16.7 million, or 1.0%, versus the first nine months of 2022. The increase in cost of sales is primarily attributable to general inflationary pressure on most goods and services, which consists of increased repairs and supplies costs of approximately $34.8 million, a $30.5 million reduction of coal inventory compared to the prior period, increased compensation costs of approximately $23.9 million, increased contract services of approximately $4.5 million, and increased insurance and taxes of approximately $6.6 million partially offset by decreased transportation costs of approximately $60.1 million and decreased sales sensitive costs of approximately $21.9 million. See discussion in “Operational Performance” for further information about segment results.

Depreciation, depletion, and amortization. The increase in depreciation, depletion, and amortization in the first nine months of 2023 versus the first nine months of 2022 primarily relates to increased amortization within the Thermal segment related to the annual re-costing exercise on asset retirement obligations completed during the fourth quarter of 2022.

Accretion on asset retirement obligations. The increase in accretion expense in the first nine months of 2023 versus the first nine months of 2022 is primarily related to the results of our annual recosting exercise completed during the fourth quarter of 2022.

Change in fair value of coal derivative, net. The costs in both the first nine months of 2023 and 2022 are primarily related to mark-to-market losses on coal derivatives that are used to hedge our price risk for international thermal coal shipments.

Selling, general and administrative expenses. Selling, general and administrative expenses in the first nine months of 2023 decreased versus the first nine months of 2022, primarily due to decreased compensation costs of approximately $7.2 million, partially offset by an increase in professional services of approximately $1.7 million.

Other operating (income) expense, net. The change in other operating (income) expense, net in the first nine months of 2023 versus the expense in first nine months of 2022 is primarily due to the net favorable impact of certain coal derivative settlements of approximately $47.4 million when compared to prior year, partially offset by the unfavorable impact of mark to market movements on heating oil positions of approximately $10.4 million and an approximate $3.1 million increase in our equity investment expense.

Nonoperating expenses. The following table summarizes our nonoperating expenses during the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022	Increase (Decrease) in Net Income

	(In thousands)
Non-service related pension and postretirement benefit credits (costs)	$5,692	$(2,189)	$7,881
Net loss resulting from early retirement of debt	(1,126)	(14,143)	13,017
Total non-operating expenses	$4,566	$(16,332)	$20,898

Non-service related pension and postretirement benefit credits (costs). See Note 13, “Employee Benefit Plans” to the Condensed Consolidated Financial Statements for additional information regarding the termination of the Company’s Cash Balance Pension.

Net loss resulting from early retirement of debt. In the first nine months of 2022, we repaid $273.0 million of our Term Loan and entered into privately negotiated exchanges for approximately $129.9 million principal amount of our Convertible Notes. As a result of these transactions, we recorded losses of $14.1 million resulting from early debt extinguishment expenses. For further information, see Note 8, “Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements.

Provision for income taxes. The following table summarizes our provision for income taxes during the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022	Increase (Decrease) in Net Income

	(In thousands)
Provision for income taxes	$66,839	$1,424	$(65,415)

See Note 9, “Income Taxes” to the Condensed Consolidated Financial Statements for a reconciliation of the federal income tax provision at the statutory rate to the actual provision for income taxes.

Operational Performance

Three and Nine Months Ended September 30, 2023 and 2022

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

The following table shows results by operating segment for the three and nine months ended September 30, 2023 and September 30, 2022.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Variance	2023	2022	Variance
Metallurgical
Tons sold (in thousands)	2,346	1,908	438	6,962	5,565	1,397
Coal sales per ton sold	$151.33	$181.34	$(30.01)	$165.00	$241.81	$(76.81)
Cash cost per ton sold	$96.63	$100.27	$3.64	$89.94	$96.38	$6.44
Cash margin per ton sold	$54.70	$81.07	$(26.37)	$75.06	$145.43	$(70.37)
Adjusted EBITDA (in thousands)	$128,322	$155,185	$(26,863)	$524,218	$810,615	$(286,397)
Thermal
Tons sold (in thousands)	16,831	18,365	(1,534)	50,104	54,351	(4,247)
Coal sales per ton sold	$16.73	$19.94	$(3.21)	$17.35	$19.47	$(2.12)
Cash cost per ton sold	$15.39	$14.76	$(0.63)	$15.41	$14.22	$(1.19)
Cash margin per ton sold	$1.34	$5.18	$(3.84)	$1.94	$5.25	$(3.31)
Adjusted EBITDA (in thousands)	$23,373	$96,812	$(73,439)	$98,807	$290,648	$(191,841)

This table reflects numbers reported under a basis that differs from U.S. GAAP. See “Reconciliation of Non-GAAP measures” below for explanation and reconciliation of these amounts to the nearest GAAP measures. Other companies may calculate these per ton amounts differently, and our calculation may not be comparable to other similarly titled measures.

Metallurgical — Adjusted EBITDA for the three and nine months ended September 30, 2023 decreased from the three and nine months ended September 30, 2022 due to decreased coal sales per ton sold, partially offset by increased tons sold and lower cash cost per ton sold. As discussed previously in the “Overview,” coal sales per ton sold declined from the historically high levels of the prior year periods as weak global economic growth muted demand for finished steel products, which exerted downward pressure on international coking coal prices. Tons sold increased and cash cost per ton sold decreased as each of our metallurgical mines increased production volume over the prior year periods. Cash cost per ton sold decreased versus the prior year periods despite continued inflationary pressure on most goods and services, due to the increase in production volume and decreased taxes and royalties that are based on a percentage of coal sales per ton sold.

Our Metallurgical segment sold 2.2 million tons of coking coal and 0.1 million tons of associated thermal coal in the three months ended September 30, 2023, compared to 1.8 million tons of coking coal and 0.1 million tons of associated thermal coal in the three months ended September 30, 2022. For the nine months ended September 30, 2023, we sold 6.5 million tons of coking coal and 0.4 million tons of associated thermal coal, compared to 5.3 million tons of coking coal and 0.2 million tons of associated thermal coal in the nine months ended September 30, 2022. Longwall operations accounted for approximately 79% of our shipment volume in the three months ended September 30, 2023 and approximately 77% of our shipment volume in the nine months ended September 30, 2023, compared to approximately 78% of our shipment volume in the three months ended September 30, 2022 and approximately 76% of our shipment volume in the nine months ended September 30, 2022.

Thermal — Adjusted EBITDA for the three and nine months ended September 30, 2023 decreased versus the three and nine months ended September 30, 2022, due to decreased coal sales per ton sold, decreased tons sold, and increased cash cost per ton sold. All of these metrics were adversely impacted in the current three- and nine-month periods by the generally mild heating and cooling seasons, low natural gas prices, and the adverse geologic conditions encountered at our West Elk operation, as discussed in the Overview section above. Coal sales per ton sold was further impacted in the current year periods by the roll off and replacement of some high-priced domestic business that was contracted for the prior year periods during the second half of 2021, which was a period of very strong domestic thermal coal markets. Additionally, the prior year periods had historically high international thermal coal indices upon which most of our export thermal sales are priced. Cash cost per ton sold increased primarily due to the decrease in tons sold.

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

			Idle and
Three Months Ended September 30, 2023	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Revenues in the Condensed Consolidated Income Statements	$432,835	$311,766	$—	$744,601
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	—	—	—	—
Transportation costs	77,806	30,128	—	107,934
Non-GAAP Segment coal sales revenues	$355,029	$281,638	$—	$636,667
Tons sold	2,346	16,831
Coal sales per ton sold	$151.33	$16.73

			Idle and
Three Months Ended September 30, 2022	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Revenues in the Condensed Consolidated Income Statements	$444,306	$419,529	$—	$863,835
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	—	14,701	—	14,701
Coal sales revenues from idled or otherwise disposed operations not included in segments	—	—	—	—
Transportation costs	98,292	38,595	—	136,887
Non-GAAP Segment coal sales revenues	$346,014	$366,233	$—	$712,247
Tons sold	1,908	18,365
Coal sales per ton sold	$181.34	$19.94

			Idle and
Nine Months Ended September 30, 2023	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Revenues in the Condensed Consolidated Income Statements	$1,420,758	$951,068	$—	$2,371,826
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	—	(6,255)	—	(6,255)
Coal sales revenues from idled or otherwise disposed operations not included in segments	—	—	—	—
Transportation costs	272,080	87,853	—	359,933
Non-GAAP Segment coal sales revenues	$1,148,678	$869,470	$—	$2,018,148
Tons sold	6,962	50,104
Coal sales per ton sold	$165.00	$17.35

			Idle and
Nine Months Ended September 30, 2022	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Revenues in the Condensed Consolidated Income Statements	$1,640,970	$1,224,159	$—	$2,865,129
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	—	41,159	—	41,159
Coal sales revenues from idled or otherwise disposed operations not included in segments	—	—	—	—
Transportation costs	295,313	124,688	—	420,001
Non-GAAP Segment coal sales revenues	$1,345,657	$1,058,312	$—	$2,403,969
Tons sold	5,565	54,351
Coal sales per ton sold	$241.81	$19.47

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

			Idle and
Three Months Ended September 30, 2023	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Cost of sales in the Condensed Consolidated Income Statements	$304,511	$288,518	$3,860	$596,889
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other income"	—	(564)	—	(564)
Transportation costs	77,806	30,128	—	107,934
Cost of coal sales from idled or otherwise disposed operations not included in segments	—	—	1,184	1,184
Other (operating overhead, certain actuarial, etc.)	—	—	2,676	2,676
Non-GAAP Segment cash cost of coal sales	$226,705	$258,954	$—	$485,659
Tons sold	2,346	16,831
Cash Cost Per Ton Sold	$96.63	$15.39

			Idle and
Three Months Ended September 30, 2022	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Cost of sales in the Condensed Consolidated Income Statements	$289,610	$313,430	$6,987	$610,027
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other income"	—	3,825	—	3,825
Transportation costs	98,292	38,595	—	136,887
Cost of coal sales from idled or otherwise disposed operations not included in segments	—	—	4,277	4,277
Other (operating overhead, certain actuarial, etc.)	—	—	2,710	2,710
Non-GAAP Segment cash cost of coal sales	$191,318	$271,010	$—	$462,328
Tons sold	1,908	18,365
Cash Cost Per Ton Sold	$100.27	$14.76

			Idle and
Nine Months Ended September 30, 2023	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Cost of sales in the Condensed Consolidated Income Statements	$898,232	$857,052	$19,469	$1,774,753
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other income"		(2,997)	—	(2,997)
Transportation costs	272,080	87,853	—	359,933
Cost of coal sales from idled or otherwise disposed operations not included in segments	—	—	11,518	11,518
Other (operating overhead, certain actuarial, etc.)	—	—	7,951	7,951
Non-GAAP Segment cash cost of coal sales	$626,152	$772,196	$—	$1,398,348
Tons sold	6,962	50,104
Cash Cost Per Ton Sold	$89.94	$15.41

			Idle and
Nine Months Ended September 30, 2022	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Cost of sales in the Condensed Consolidated Income Statements	$831,642	$905,485	$20,885	$1,758,012
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other income"	—	7,791	—	7,791
Transportation costs	295,313	124,688	—	420,001
Cost of coal sales from idled or otherwise disposed operations not included in segments	—	—	12,313	12,313
Other (operating overhead, certain actuarial, etc.)	—	—	8,572	8,572
Non-GAAP Segment cash cost of coal sales	$536,329	$773,006	$—	$1,309,335
Tons sold	5,565	54,351
Cash Cost Per Ton Sold	$96.38	$14.22

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net income	$73,691	$181,007	$349,152	$860,443
Provision for income taxes	16,781	474	66,839	1,424
Interest (income) expense, net	(1,683)	1,836	(1,557)	13,469
Depreciation, depletion and amortization	36,717	33,958	108,273	98,948
Accretion on asset retirement obligations	5,292	4,430	15,877	13,290
Non-service related pension and postretirement benefit (credits) costs	(4,507)	857	(5,692)	2,189
Net loss resulting from early retirement of debt	—	394	1,126	14,143
Adjusted EBITDA	126,291	222,956	534,018	1,003,906
EBITDA from idled or otherwise disposed operations	30	3,624	8,726	9,972
Selling, general and administrative expenses	24,279	26,107	73,092	79,271
Other	1,095	(690)	7,189	8,114
Segment Adjusted EBITDA from coal operations	$151,695	$251,997	$623,025	$1,101,263

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

Given the volatile nature of coal markets, we believe it remains important to take a prudent approach to managing our balance sheet and liquidity. Additionally, banks and other lenders have become increasingly hesitant to provide financing to coal producers, especially those with significant thermal coal exposure. Due to the nature of our business, we may be limited in accessing debt capital markets or obtaining additional bank financing, or the cost of accessing this financing could become more expensive.

Our priority is to improve our financial position through enhancing liquidity and reducing our debt and other liabilities, while returning significant value to our stockholders. During the first nine months of 2023, capital expenditures were approximately $121.0 million, and we expect our capital spending to remain at maintenance levels for the foreseeable future. During the first nine months of 2023, we repurchased $13.2 million in principal amount of our Convertible Notes with consideration of $58.4 million and received approximately $43.9 million for warrants that were exercised. We ended the third quarter of 2023 with cash, cash equivalents and short-term investments of $213.5 million and total liquidity of $337.2 million. We believe our current liquidity level is sufficient to fund our business and meet both our short-term (the next twelve months) and reasonably foreseeable long-term requirements and obligations including our capital return policy We expect to maintain minimum liquidity levels of approximately $250 million to $300 million, with a substantial portion of that held in cash. In addition, we expect to hold additional cash at the end of each quarter in an amount that represents a substantial portion of the following quarter’s dividend payment.

We believe we have significantly increased our future cash-generating capabilities, and as a result, in the second quarter of 2022, we launched a comprehensive capital return program that includes both a variable rate cash dividend and share buybacks. Additionally, the Board has the flexibility to consider other alternatives, including capital preservation. For the nine months ended September 30, 2023, we paid approximately $183.8 million to our stockholders in the form of dividends and spent approximately $122.5 million to repurchase our common stock. Any future dividends and all other potential uses of capital are subject to board approval and declaration.

On January 18, 2023, the Office of Workers’ Compensation Programs (“OWCP”) proposed revisions to regulations under the Black Lung Benefits Act governing authorization of self-insurers. The revisions seek to codify the practice of basing a self-insured operator’s security requirement on an actuarial assessment of its total present and future black lung liability. A material change to the regulations is the requirement that all self-insured operators must post security equal to 120% of their projected black lung liabilities. The proposed regulations were posted to the Federal Register on January 19, 2023 with written comments to be accepted within 60 days of this date. A subsequent extended comment period expired on April 19, 2023; however, the final regulations have not yet been published. The revisions proposed by the OWCP were a material deviation from their bulletin issued in December 2020 that would have required the majority of coal operators to post security equal to 70% of their projected black lung liabilities, which, at the time, equated to the Company posting additional collateral of $71.1 million. If the above regulation is codified into law, the Company will be required to post additional collateral to maintain its self-insured status. The Company is evaluating alternatives to self-insurance, including the purchase of commercial insurance to cover these claims. Additionally, the Company is assessing additional sources of liquidity and other items to satisfy the proposed regulations. Any of these outcomes will require additional collateral and would reduce our available liquidity.

Based on the third quarter discretionary cash flow, a combined fixed and variable dividend payment of $1.13 per share will be made to stockholders of record as of November 30, 2023, payable on December 15, 2023.

The table below summarizes our third quarter discretionary cash flow and total dividend payout:

Three Months Ended September 30,
2023

Cash flow from operating activities	$130,932
Less: Capital expenditures	(44,424)
Discretionary cash flow	$86,508
Variable dividend percentage	25%
Total dividend to be paid	$21,627

Total dividend per share (variable and fixed)	$1.13

During the second quarter of 2022, the Board of Directors increased the remaining outstanding authorization for share repurchases to $500 million. During the quarter ended September 30, 2023, we repurchased shares of our common stock for approximately $28.7 million bringing total repurchases to 12,176,846 shares for approximately $1.1 billion since the inception of the program in 2017. As of September 30, 2023 there is $221 million of remaining authorization under the program. The timing of any future share purchases, and the ultimate number of shares to be purchased, will depend on a number of factors, including business and market conditions, our future financial performance, and other capital priorities. The shares will be acquired in the open market or through private transactions in accordance with Securities and Exchange Commission requirements. Our share repurchase program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock.

The table below summarizes our availability under our credit facilities as of September 30, 2023:

			Letters of
		Borrowing	Credit		Contractual
	Face Amount	Base	Outstanding	Availability	Expiration
	(Dollars in thousands)
Securitization Facility	$150,000	$150,000	$50,606	$99,394	August 1, 2025
Inventory Facility	50,000	50,000	26,200	23,800	August 3, 2025
Total	$200,000	$200,000	$76,806	$123,194

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

Contractual Obligations

Our contractual obligations include long-term debt and related interest, leases, coal lease rights, coal purchase obligations, and unconditional purchase obligations. As discussed above, we have reduced our long-term debt by repurchasing approximately $13.2 million principal amount of our Convertible Notes during the first nine months of 2023. There have been no other material changes to our contractual obligations from our Annual Report on Form 10-K for the year ended December 31, 2022.

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to certain off-balance sheet arrangements. These arrangements include guarantees, indemnifications and financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds. Liabilities related to these arrangements are not reflected in our condensed consolidated balance sheets, and we do not expect any material adverse effects on our financial condition, results of operations or cash flows to result from these off-balance sheet arrangements. We use a combination of surety bonds and letters of credit to secure our financial obligations for reclamation, workers’ compensation, coal lease obligations and other obligations. There have been no material changes to our off-balance sheet arrangements from our Annual Report on Form 10-K for the year ended December 31, 2022. For further information regarding off-balance sheet arrangements, see Note 14, “Commitments and Contingencies” to the Condensed Consolidated Financial Statements.

Cash Flow

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
(In thousands)
Cash provided by (used in):
Operating activities	$453,818	$1,015,231
Investing activities	(125,959)	(96,540)
Financing activities	(380,821)	(753,565)

Cash provided by operating activities decreased approximately $561 million compared to the prior year, primarily due to a decrease in results from operations discussed in the “Overview” and “Operational Performance” sections above and a usage in working capital of approximately $200 million when compared to prior year offset partially by approximately $106 million reduction in funding to our thermal mine reclamation fund.

Cash used in investing activities increased in the nine months ended September 30, 2023 versus the nine months ended September 30, 2022, primarily due to increased capital expenditures of approximately $26.5 million for maintenance capital, partially offset by a decrease in net short-term investment activity of approximately $3.3 million.

Cash used in financing activities declined $372.7 million compared to the prior period due to a decrease of approximately $355 million in overall debt payments compared to prior year and a reduction in dividends paid of approximately $80.8 million, partially offset by an increase in share repurchases of $66 million.

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

Our sales commitments for 2023 were as follows as of September 30, 2023:

	2023
	Tons	$ per ton
Metallurgical	(in millions)
Committed, North America Priced Coking	1.8	$182.50
Committed, North America Unpriced Coking	0.1
Committed, Seaborne Priced Coking	5.3	170.06
Committed, Seaborne Unpriced Coking	1.1

Committed, Priced Thermal	0.7	39.46
Committed, Unpriced Thermal	—

Thermal
Committed, Priced	68.2	$17.26
Committed, Unpriced	0.6

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

We are exposed to price risk with respect to diesel fuel purchased for use in our operations. We anticipate purchasing approximately 30 to 35 million gallons of diesel fuel for use in our operations annually. To protect our cash flows from increases in the price of diesel fuel for our operations, we use forward physical diesel purchase contracts, purchased heating oil call options and New York Mercantile Exchange (“NYMEX”) gulf coast diesel swaps and options. At September 30, 2023, the Company had protected the price of expected diesel fuel purchases for the remainder of 2023 with approximately 6 million gallons of heating oil call options with an average strike price of $3.06 per gallon. These positions are not designated as hedges for accounting purposes, and therefore, changes in the fair value are recorded immediately to earnings.

Item 4.Controls and Procedures

We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date. There were no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.Legal Proceedings

We are involved in various claims and legal actions arising in the ordinary course of business, including commercial and employee injury claims. After conferring with counsel, it is the opinion of management that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

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

A summary of our common stock repurchases during the three months ended September 30, 2023 is set forth in the table below:

				Approximate
			Total Number of	Dollar Value of
			Shares	Shares that May
			Purchased as	Yet Be
	Total Number		Part of Publicly	Purchased
	Shares	Average Price	Announced	Under the Plan
Date	Purchased	Paid per Share	Plans	(in thousands)
July 1 through July 31, 2023	46,957	$117.10	46,957	$243,410
August 1 through August 31, 2023	130,296	$132.38	130,296	$226,162
September 1 through September 30, 2023	38,298	$142.38	38,298	$220,709
Total	215,551	$130.83	215,551

In the first nine months of 2023, we repurchased 970,011 shares at an average price of $124.23 per share for an aggregate purchase price of approximately $120.5 million. As of September 30, 2023, we had repurchased 12,176,846 shares at an average share price of $90.88 per share for an aggregate purchase price of approximately $1.1 billion since inception of the stock repurchase program in 2017, and the remaining authorized amount for stock repurchases under this program is approximately $221 million.

Item 4.Mine Safety Disclosures

The statement concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023.

Item 5.Other Information

During the three months ended September 30, 2023, the following officers of the Company adopted “Rule 10b5-1 trading arrangements” as defined in Item 408 of Regulation S-K, as described in the table below:

	Type of		Expiration		Total Shares
Name and Title	Trading Agreement	Date Adopted	Date	Duration[1]	To be Sold[2]
Paul T. Demzik, Senior Vice President and Chief Commercial Officer	Rule 10b5-1 Trading Arrangement	9/11/2023	1/31/2025	509 days	Up to 38,675
Matthew C. Giljum, Senior Vice President and Chief Financial Officer	Rule 10b5-1 Trading Arrangement	9/7/2023	10/17/2024	407 days	Up to 3,097
John W. Lorson, Vice President and Chief Accounting Officer	Rule 10b5-1 Trading Arrangement	9/11/2023	1/31/2025	509 days	Up to 1,355
Deck S. Slone, Senior Vice President, Strategy and Public Policy	Rule 10b5-1 Trading Arrangement	9/7/2023	10/17/2024	407 days	Up to 6,024
John A. Ziegler, Senior Vice President and Chief Administrative Officer	Rule 10b5-1 Trading Arrangement	9/7/2023	2/28/2024	174 days	Up to 4,041

1.	Each Rule 10b5-1 trading arrangement permits transactions through and including the earlier to occur of (a) the completion of all sales or (b) the expiration date listed in the table.

2.	Represents the maximum number of shares that could potentially be sold pursuant to the Rule 10b5-1 trading arrangement, including sales made in connection with the vesting of future equity awards. Accordingly, in calculating this amount, we have not considered any potential reductions in shares available to be sold due to tax withholdings at the time such equity awards vest, and, for performance-based awards, we have assumed such awards will vest at maximum value.

Other than as discussed above, during the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Upon the recommendation of the Personnel and Compensation Committee of our Board of Directors, on October 25, 2023, the Board of Directors approved an amendment and restatement of the October 25, 2021 letter agreement with John W. Eaves to extend Mr. Eaves service as our Executive Chair of the Board until the date of the Company’s next annual meeting or such earlier time as determined by the Company or Mr. Eaves.

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

10.25

Seventh Amendment to Second Amended and Restated Purchase and Sale Agreement dated March 13, 2023, among Arch Resources, Inc. and certain subsidiaries of Arch Resources, Inc., as originators (incorporated by reference to Exhibit 10.25 of Arch Resources’ Quarterly Report on Form 10-Q for the period ended on March 31, 2023).

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

10.39*	Letter Agreement dated October 25, 2023 by and between Arch Resources, Inc. and John W. Eaves.

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (1) Condensed Consolidated Income Statements, (2) Condensed Consolidated Statements of Comprehensive Income (Loss), (3) Condensed Consolidated Balance Sheets, (4) Condensed Consolidated Statements of Cash Flows, (5) Condensed Consolidated Statements of Stockholders’ Equity and (6) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

October 26, 2023