Form 10-Q
period 2024-03-31
ARCH RESOURCES, INC.
filed 2024-04-25
CIK 1037676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

or

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

At April 23, 2024 there were 18,116,434 shares of the registrant’s common stock outstanding.

Part I

FINANCIAL INFORMATION

Item 1.Financial Statements.

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Income Statements

(in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023

	(Unaudited)
Revenues	$680,190	$869,931
Costs, expenses and other operating
Cost of sales (exclusive of items shown separately below)	567,723	571,737
Depreciation, depletion and amortization	38,820	35,479
Accretion on asset retirement obligations	5,869	5,292
Selling, general and administrative expenses	25,587	26,022
Other operating income, net	(15,983)	(5,169)
	622,016	633,361

Income from operations	58,174	236,570

Interest expense, net
Interest expense	(4,316)	(4,126)
Interest and investment income	6,100	3,336
	1,784	(790)

Income before nonoperating expenses	59,958	235,780

Nonoperating expense
Non-service related pension and postretirement benefit (costs) credits	(286)	592
Net loss resulting from early retirement of debt	—	(1,126)
	(286)	(534)

Income before income taxes	59,672	235,246
Provision for income taxes	3,719	37,138
Net income	$55,953	$198,108

Net income per common share
Basic earnings per share	$3.05	$11.05
Diluted earnings per share	$2.98	$10.02
Weighted average shares outstanding
Basic weighted average shares outstanding	18,347	17,924
Diluted weighted average shares outstanding	18,775	19,784
Dividends declared per common share	$1.65	$3.11

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended March 31,
	2024	2023

	(Unaudited)
Net income	$55,953	$198,108

Pension, postretirement and other post-employment benefits
Comprehensive loss before tax	(2,006)	(2,895)
Provision for income taxes	427	636
	(1,579)	(2,259)
Available-for-sale securities
Comprehensive loss before tax	(4)	(15)
Provision for income taxes	1	3
	(3)	(12)

Total other comprehensive loss	(1,582)	(2,271)
Total comprehensive income	$54,371	$195,837

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$285,531	$287,807
Short-term investments	34,252	32,724
Restricted cash	1,100	1,100
Trade accounts receivable (net of $0 allowance at March 31, 2024 and December 31, 2023)	224,084	273,522
Other receivables	10,519	13,700
Inventories	243,690	244,261
Other current assets	63,393	64,653
Total current assets	862,569	917,767
Property, plant and equipment, net	1,235,775	1,228,891
Other assets
Deferred income taxes	120,792	124,024
Equity investments	24,053	22,815
Fund for asset retirement obligations	144,146	142,266
Other noncurrent assets	47,351	48,410
Total other assets	336,342	337,515
Total assets	$2,434,686	$2,484,173

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$178,119	$205,001
Accrued expenses and other current liabilities	113,360	127,617
Current maturities of debt	35,341	35,343
Total current liabilities	326,820	367,961
Long-term debt	107,959	105,252
Asset retirement obligations	260,252	255,740
Accrued pension benefits	861	878
Accrued postretirement benefits other than pension	47,384	47,494
Accrued workers’ compensation	155,838	154,650
Other noncurrent liabilities	68,124	72,742
Total liabilities	967,238	1,004,717
Stockholders' equity
Common stock, $0.01 par value, authorized 300,000 shares, issued 30,785 and 30,557 shares at March 31, 2024 and December 31, 2023, respectively	308	306
Paid-in capital	754,054	720,029
Retained earnings	1,854,621	1,830,018
Treasury stock, 12,607 and 12,197 shares at March 31, 2024 and December 31, 2023, respectively, at cost	(1,178,735)	(1,109,679)
Accumulated other comprehensive income	37,200	38,782
Total stockholders’ equity	1,467,448	1,479,456
Total liabilities and stockholders’ equity	$2,434,686	$2,484,173

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2024	2023

Operating activities
Net income	$55,953	$198,108
Adjustments to reconcile to cash from operating activities:
Depreciation, depletion and amortization	38,820	35,479
Accretion on asset retirement obligations	5,869	5,292
Deferred income taxes	3,660	35,548
Employee stock-based compensation expense	5,588	6,767
Amortization relating to financing activities	658	450
Gain on disposals and divestitures, net	(24)	(279)
Reclamation work completed	(1,355)	(3,887)
Contribution to fund for asset retirement obligations	(1,881)	(1,141)
Changes in:
Receivables	52,618	(57,968)
Inventories	571	(48,140)
Accounts payable, accrued expenses and other current liabilities	(33,481)	(63,508)
Income taxes, net	30	1,491
Other	1,240	17,909
Cash provided by operating activities	128,266	126,121
Investing activities
Capital expenditures	(45,446)	(30,541)
Minimum royalty payments	(50)	(113)
Proceeds from disposals and divestitures	90	343
Purchases of short-term investments	(11,332)	(2,930)
Proceeds from sales of short-term investments	9,867	8,000
Investments in and advances to affiliates, net	(4,203)	(4,329)
Cash used in investing activities	(51,074)	(29,570)
Financing activities
Proceeds from issuance of term loan due 2025	20,000	—
Payments on term loan due 2024	(3,502)	(750)
Payments on convertible debt	—	(58,430)
Net payments on other debt	(12,796)	(12,647)
Debt financing costs	(1,500)	—
Purchases of treasury stock	(13,749)	(20,806)
Dividends paid	(43,662)	(66,902)
Payments for taxes related to net share settlement of equity awards	(24,259)	(27,055)
Proceeds from warrants exercised	—	43,719
Cash used in financing activities	(79,468)	(142,871)
Decrease in cash and cash equivalents, including restricted cash	(2,276)	(46,320)
Cash and cash equivalents, including restricted cash, beginning of period	$288,907	$237,159
Cash and cash equivalents, including restricted cash, end of period	$286,631	$190,839
Cash and cash equivalents, including restricted cash, end of period
SUPPLEMENTAL CASH FLOW INFORMATION
Cash and cash equivalents	$285,531	$189,739
Restricted Cash	1,100	1,100
	$286,631	$190,839

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Treasury	Accumulated Other
	Common	Paid-In	Retained	Stock at	Comprehensive
	Stock	Capital	Earnings	Cost	Income	Total

	(In thousands, except per share data)
Balances at January 1, 2024	$306	$720,029	$1,830,018	$(1,109,679)	$38,782	$1,479,456
Dividends on common shares	—	—	(30,671)	—	—	(30,671)
Dividend Equivalents earned on RSU grants	—	72	(679)	—	—	(607)
Purchase of 94,701 shares of common stock under share repurchase program	—	—	—	(16,432)	—	(16,432)
Receipt of 315,721 shares from the exercise of capped call	—	52,624	—	(52,624)	—	—
Employee stock-based compensation	—	5,588	—	—	—	5,588
Common stock withheld related to net share settlement of equity awards	—	(24,259)	—	—	—	(24,259)
Issuance of 227,981 shares of common stock under long-term incentive plan	2	—	—	—	—	2
Total comprehensive income (loss)	—	—	55,953	—	(1,582)	54,371
Balances at March 31, 2024	$308	$754,054	$1,854,621	$(1,178,735)	$37,200	$1,467,448

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Treasury	Accumulated Other
	Common	Paid-In	Retained	Stock at	Comprehensive
	Stock	Capital	Earnings	Cost	Income	Total

	(In thousands, except per share data)
Balances at January 1, 2023	$288	$724,660	$1,565,374	$(986,171)	$61,429	$1,365,580
Dividends on common shares	—	—	(55,140)	—	—	(55,140)
Dividend Equivalents earned on RSU grants	—	120	(2,354)	—	—	(2,234)
Purchase of 131,156 shares of common stock under share repurchase program	—	(13)	—	(18,994)	—	(19,007)
Employee stock-based compensation	—	6,767	—	—	—	6,767
Cash paid for convertible debt repurchased	—	(44,486)	—	—	—	(44,486)
Issuance of 275,053 shares of common stock under long-term incentive plan	3	—	—	—	—	3
Common stock withheld related to net share settlement of equity awards	—	(27,055)	—	—	—	(27,055)
Issuance of 1,037,679 shares of common stock for warrants exercised	10	43,719	—	—	—	43,729
Total comprehensive income	—	—	198,108	—	(2,271)	195,837
Balances at March 31, 2023	$301	$703,712	$1,705,988	$(1,005,165)	$59,158	$1,463,994

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and U.S. Securities and Exchange Commission regulations. In the opinion of management, all adjustments, consisting of normal, recurring accruals considered necessary for a fair presentation, have been included. Results of operations for the three months ended March 31, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission.

Certain amounts have been reclassified to conform to the current period's presentation.

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

3. Accumulated Other Comprehensive Income (Loss)

The following items are included in accumulated other comprehensive income (loss) (“AOCI”), net of tax:

	Pension,
	Postretirement		Accumulated
	and Other Post-		Other
	Employment	Available-for-	Comprehensive
	Benefits	Sale Securities	Income (loss)

Balances at December 31, 2023	$38,783	$(1)	$38,782
Unrealized gains	—	5	5
Amounts reclassified from accumulated other comprehensive income	(2,006)	(9)	(2,015)
Tax effect	427	1	428
Balances at March 31, 2024	$37,204	$(4)	$37,200

The following amounts were reclassified out of AOCI:

	Three Months Ended March 31,		Line Item in the Condensed Consolidated
Details About AOCI Components	2024	2023	Income Statements

	(In thousands)
Pension, postretirement and other post-employment benefits
Amortization of actuarial gains, net [1]	$2,006	$2,858	Non-service related pension and postretirement benefit credits
Amortization of prior service credits	—	37	Non-service related pension and postretirement benefit credits
	(427)	(636)	Provision for income taxes
	$1,579	$2,259	Net of tax

Available-for-sale securities [2]	$9	$(22)	Interest and investment income
	(1)	5	Provision for income taxes
	$8	$(17)	Net of tax

1 Production-related benefits and workers’ compensation costs are included in costs of sales.

2 The gains and losses on sales of available-for-sale-securities are determined on a specific identification basis.

4. Inventories

Inventories consist of the following:

	March 31,	December 31,
	2024	2023

	(In thousands)
Coal	$95,492	$99,174
Repair parts and supplies	148,198	145,087
	$243,690	$244,261

The repair parts and supplies are stated net of an allowance for slow-moving and obsolete inventories of $1.6 million at March 31, 2024 and $1.6 million at December 31, 2023.

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

The Company’s investments in available-for-sale marketable securities are as follows:

	March 31, 2024

		Gross		Allowance
		Unrealized		for - Credit	Fair
	Cost Basis	Gains	Losses	Losses	Value

	(In thousands)
Available-for-sale:
U.S. government and agency securities	$31,291	$12	$(7)	$—	$31,296
Corporate notes and bonds	2,956	4	(4)	—	2,956
Total Investments	$34,247	$16	$(11)	$—	$34,252

	December 31, 2023

		Gross		Allowance
		Unrealized		for - Credit	Fair
	Cost Basis	Gains	Losses	Losses	Value

	(In thousands)
Available-for-sale:
U.S. government and agency securities	$28,764	$14	$(5)	$—	$28,773
Corporate notes and bonds	3,951	1	(1)	—	3,951
Total Investments	$32,715	$15	$(6)	$—	$32,724

The aggregate fair value of investments with unrealized losses that had been owned for less than a year was $5.6 million and $2.2 million at March 31, 2024 and December 31, 2023, respectively. The aggregate fair value of investments with unrealized losses that were owned for over a year was $0.0 million and $2.3 million at March 31, 2024 and December 31, 2023, respectively. The unrealized losses in the Company’s portfolio at March 31, 2024 are the result of normal market fluctuations. The Company does not intend to sell these investments before recovery of their amortized cost base.

The debt securities outstanding at March 31, 2024 have maturity dates ranging from the second quarter of 2024 through the second quarter of 2025. The Company classifies its investments as current based on the nature of the investments and their availability to provide cash for use in current operations, if needed.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31,	December 31,
	2024	2023

	(In thousands)
Payroll and employee benefits	$30,832	$37,259
Taxes other than income taxes	44,063	51,155
Interest	1,372	2,395
Workers’ compensation	17,775	18,724
Asset retirement obligations	6,091	6,089
Other	13,227	11,995
	$113,360	$127,617

7. Debt and Financing Arrangements

	March 31,	December 31,
	2024	2023

	(In thousands)
Term loan due 2025 ($20.0 million face value)	$20,000	$—
Term loan due 2024	—	3,502
Tax Exempt Bonds ($98.1 million face value)	98,075	98,075
Other	27,733	40,529
Debt issuance costs	(2,508)	(1,511)
	143,300	140,595
Less: current maturities of debt	35,341	35,343
Long-term debt	$107,959	$105,252

Term Loan Facility

On February 8, 2024, the Company entered into a new senior secured term loan credit agreement in the principal amount of $20.0 million (the “Term Loan”) with PNC Bank, National Association, as administrative and collateral agent. The Term Loan requires quarterly principal amortization payments of $3.3 million and matures on June 30, 2025. The interest rate on the facility is, at the option of Arch Resources, either (i) Secured Overnight Financing Rate (“SOFR”) plus a SOFR adjustment of .10% plus an applicable margin of 3.00%, subject to a SOFR floor of 0.00%, or (ii) a base rate plus an applicable margin of 2.00%.

The Term Loan is guaranteed by substantially all of the domestic subsidiaries of the Company. Additionally, the Term Loan is secured by substantially all the assets of the Company and the guarantors, subject to customary exceptions (including an exclusion for owned and leased real property).

The Term Loan contains the following financial maintenance covenants: (i) total net leverage not to exceed 2.00 to 1.00 for the trailing four fiscal quarters; (ii) the ratio of Consolidated EBITDA to Consolidated Interest Expense to be less than 3.50 to 1.00 for the trailing four fiscal quarters; and (iii) liquidity of not less than $100 million at any time.

The Term Loan is subject to certain usual and customary mandatory prepayment events, including 100% of net cash proceeds of debt issuances (other than debt permitted to be incurred under the terms of the Term Loan).

The Term Loan contains customary affirmative and negative covenants and representations; and customary events of default, subject to customary thresholds and exceptions. As of March 31, 2024, the Company was in compliance with the Term Loan debt covenants.

The proceeds from the Term Loan were used to pay off the $3.5 million balance of the existing term loan debt facility. Additionally, the Company incurred approximately $1.5 million in debt issuance costs related to the Term Loan.

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

Under the Securitization Facility, Arch Receivable, Arch Resources and certain of Arch Resources’ subsidiaries party to the Securitization Facility have granted to the administrator of the Securitization Facility a first priority security interest in eligible trade accounts receivable generated by such parties from the sale of coal and all proceeds thereof. As of March 31, 2024, letters of credit totaling $51.9 million were outstanding under the facility with $98.1 million available for borrowings.

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

The Inventory Facility contains certain customary affirmative and negative covenants; events of default, subject to customary thresholds and exceptions; and representations, including certain cash management and reporting requirements that are customary for asset-based credit facilities. The Inventory Facility also includes a requirement to maintain liquidity equal to or exceeding $100 million at all times. As of March 31, 2024, letters of credit totaling $26.2 million were outstanding under the facility with $23.8 million available for borrowings.

Equipment Financing

On July 29, 2021, the Company entered into an equipment financing arrangement accounted for as debt. The Company received $23.5 million in exchange for conveying an interest in certain equipment in operation at its Powder River Basin operations and entered into a master lease arrangement for that equipment. The financing arrangement contains customary terms and events of default and provides for 42 monthly payments with an average implied interest rate of 7.35% maturing on February 1, 2025. Upon maturity, the Company will have the option to purchase the equipment.

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

For the three months ended March 31, 2023, the Company repurchased the remaining Convertible Notes with a principal amount of $13.2 million for aggregate consideration consisting of $58.4 million in cash. In connection with the repurchase, the Company recognized a loss of $1.1 million. This amount is included as “Net loss resulting from early retirement of debt” in the accompanying Condensed Consolidated Income Statements.

Capped Call Transactions

On February 16, 2024, Arch Resources, Inc. (the “Company”) agreed with each of Bank of Montreal, Goldman Sachs & Co. LLC and Jefferies International Limited (each a “Counterparty” and collectively, the “Counterparties”) to terminate and unwind certain capped call transactions by and between the Company and each Counterparty (such transactions, the “Capped Calls”). The Company entered into the Capped Calls in connection with the offering of its now-retired Convertible Notes, in order to reduce the potential dilution upon conversion of the notes. The Company retired 315,721 of its outstanding shares via the termination and unwinding of the capped calls.

8. Income Taxes

The Company's effective tax rate for three months ended March 31, 2024 is based on its estimated full year effective tax rate, adjusted for discrete items. The effective tax rate for the three months ended March 31, 2024 was 6.2%. The effective tax rate for the three months ended March 31, 2024 differs from the U.S. federal statutory rate of 21%, primarily due to the income tax benefit for excess percentage depletion and discrete tax benefits related to equity compensation.

For the three months ended March 31, 2023, the Company's effective tax rate was 15.8%. The effective tax rate for the three months ended March 31, 2023 differed from the U.S. federal statutory rate of 21%, primarily due to the income tax benefit for excess percentage depletion and discrete tax benefits related to equity compensation.

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

The table below sets forth, by level, the Company’s financial assets and liabilities that are recorded at fair value in the accompanying Condensed Consolidated Balance Sheet:

	March 31, 2024
	Total	Level 1	Level 2	Level 3

	(In thousands)
Assets:
Investments in marketable securities	$34,252	$31,296	$2,956	$—
Fund for asset retirement obligations	144,146	144,146	—	—
Total assets	$178,398	$175,442	$2,956	$—

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

Fair Value of Long-Term Debt

At March 31, 2024 and December 31, 2023, the fair value of the Company’s debt, including amounts classified as current, was $145.8 million and $142.1 million, respectively. Fair values are based upon observed prices in an active market, when available, or from valuation models using market information, which fall into Level 2 in the fair value hierarchy.

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

The following table provides the basic and diluted earnings per share by reconciling the numerators and denominators of the computations:

	Three Months Ended March 31,
	2024	2023

(In Thousands)
Net income attributable to common shares	$55,953	$198,108
Adjustment of interest expense attributable to Convertible Notes	—	108
Diluted net income attributable to common stockholders	55,953	198,216

Basic weighted average shares outstanding	18,347	17,924
Effect of dilutive securities	428	1,524
Convertible Notes (a)	—	336
Diluted weighted average shares outstanding	18,775	19,784
(a)	Diluted weighted average common shares outstanding includes the dilutive effect had the Company's Convertible Notes been converted at the beginning of the year ended December 31, 2023. If converted by the holder, the Company may settle in cash, shares of the Company's common stock or a combination thereof, at the Company's election. The Capped Call Transaction is anti-dilutive and is excluded from the calculation of diluted earnings per share.

11. Workers’ Compensation Expense

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

Workers’ compensation expense consists of the following components:

	Three Months Ended March 31,
	2024	2023

	(In thousands)
Self-insured occupational disease benefits:
Service cost	$1,278	$993
Interest cost(1)	1,565	1,511
Net amortization(1)	(3)	(241)
Total occupational disease	$2,840	$2,263
Traumatic injury claims and assessments	2,484	1,690
Total workers’ compensation expense	$5,324	$3,953
(1)	In accordance with the adoption of ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” these costs are recorded within Nonoperating expenses in the Condensed Consolidated Income Statements on the line item “Non-service related pension and postretirement benefit (credits) costs.”

12. Employee Benefit Plans

The following table details the components of pension benefit credit:

	Three Months Ended March 31,
	2024	2023

	(In thousands)
Interest cost(1)	$11	$1,534
Expected return on plan assets(1)	—	(1,518)
Amortization of prior service credits (1)	—	(37)
Amortization of other actuarial (gains) (1)	(22)	(195)
Net benefit credit	$(11)	$(216)

The following table details the components of other postretirement benefit credit:

	Three Months Ended March 31,
	2024	2023

	(In thousands)
Service cost	$49	$58
Interest cost(1)	605	674
Amortization of other actuarial gains (1)	(1,981)	(2,422)
Net benefit credit	$(1,327)	$(1,690)
(1)	In accordance with the adoption of ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” these costs are recorded within Nonoperating expenses in the Condensed Consolidated Income Statements on the line item “Non-service related pension and postretirement benefit credits (costs).”

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

(1)

13. Commitments and Contingencies

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

As of March 31, 2024, the Company had outstanding surety bonds with a face amount of $500.1 million to secure various obligations and commitments and $78.1 million of letters of credit under its Securitization and Inventory

Facilities used to collateralize certain obligations. The Company posted $5.6 million in cash collateral related to various obligations; this amount is recorded within “Other noncurrent assets” on the Condensed Consolidated Balance Sheets.

As of March 31, 2024, the Company’s reclamation-related obligations of $266.3 million were supported by surety bonds of $403.2 million. The Company has posted $0.6 million in cash collateral related to reclamation surety bonds. Additionally, in the first quarter of 2024, the Company contributed an additional $1.9 million representing interest earned to a fund that will serve to defease the long-term asset retirement obligation for its thermal asset base bringing the total to $144.1 million as of March 31, 2024. This amount is recorded as “Fund for asset retirement obligations” on the Condensed Consolidated Balance Sheets.

14. Segment Information

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

Reporting segment results for the three months ended March 31, 2024 and 2023 are presented below. The Corporate, Other, and Eliminations grouping includes these charges: idle operations; equity investments; change in fair value of coal derivatives, net; corporate overhead; land management activities; certain miscellaneous revenue; and the elimination of intercompany transactions.

			Corporate,
			Other and
(In thousands)	MET	Thermal	Eliminations	Consolidated

Three Months Ended March 31, 2024
Revenues	$417,065	$263,125	$—	$680,190
Adjusted EBITDA	129,536	930	(27,603)	102,863
Depreciation, depletion and amortization	31,390	7,168	262	38,820
Accretion on asset retirement obligation	647	4,810	412	5,869
Capital expenditures	37,033	7,544	869	45,446

Three Months Ended March 31, 2023
Revenues	$536,172	$333,759	$—	$869,931
Adjusted EBITDA	263,057	46,255	(31,971)	277,341
Depreciation, depletion and amortization	27,853	7,408	218	35,479
Accretion on asset retirement obligation	615	4,314	363	5,292
Capital expenditures	24,761	5,493	287	30,541

A reconciliation of net income to Adjusted EBITDA and segment Adjusted EBITDA from coal operations follows:

	Three Months Ended March 31,
(In thousands)	2024	2023
Net income	$55,953	$198,108
Provision for income taxes	3,719	37,138
Interest expense, net	(1,784)	790
Depreciation, depletion and amortization	38,820	35,479
Accretion on asset retirement obligations	5,869	5,292
Non-service related pension and postretirement benefit costs (credits)	286	(592)
Net loss resulting from early retirement of debt	—	1,126
Adjusted EBITDA	$102,863	$277,341
EBITDA from idled or otherwise disposed operations	3,697	4,032
Selling, general and administrative expenses	25,587	26,022
Other	(1,681)	1,917
Segment Adjusted EBITDA from coal operations	$130,466	$309,312

15. Revenue Recognition

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

In general, the Company’s business segmentation is aligned according to the nature and economic characteristics of its coal and customer relationships and provides meaningful disaggregation of each segment’s results. The Company has further disaggregated revenue between North America and Seaborne revenues which depicts the pricing and contract differences between the two. North America revenue is characterized by contracts with a term of one year or longer and typically the pricing is fixed; whereas Seaborne revenue generally is derived from spot or short term contracts with an index-based pricing mechanism.

			Corporate,
			Other and
	MET	Thermal	Eliminations	Consolidated

	(in thousands)

Three Months Ended March 31, 2024
North America revenues	$35,584	$205,663	$—	$241,247
Seaborne revenues	381,481	57,462	—	438,943

Total revenues	$417,065	$263,125	$—	$680,190

Three Months Ended March 31, 2023
North America revenues	$71,407	$287,259	$—	$358,666
Seaborne revenues	464,765	46,500	—	511,265

Total revenues	$536,172	$333,759	$—	$869,931

As of March 31, 2024, the Company has outstanding performance obligations for the remainder of 2024 of 40.9 million tons of fixed price contracts and 5.2 million tons of variable price contracts. Additionally, the Company has outstanding performance obligations beyond 2024 of approximately 66.5 million tons of fixed price contracts and 1.7 million tons of variable price contracts.

16. Leases

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

As of March 31, 2024 and December 31, 2023, the Company had the following ROU assets and lease liabilities within its Condensed Consolidated Balance Sheets:

		March 31,	December 31,
		2024	2023
Assets	Balance Sheet Classification
Operating lease right-of-use assets	Other noncurrent assets	$8,960	$9,626
Financing lease right-of-use assets	Other noncurrent assets	1,297	1,621
Total Lease Assets		$10,257	$11,247

Liabilities	Balance Sheet Classification
Financing lease liabilities - current	Accrued expenses and other current liabilities	$2,866	$1,041
Operating lease liabilities - current	Accrued expenses and other current liabilities	2,807	2,789
Financing lease liabilities - long-term	Other noncurrent liabilities	-	2,079
Operating lease liabilities - long-term	Other noncurrent liabilities	6,604	7,351
		$12,277	$13,260

Weighted average remaining lease term in years
Operating leases		3.07	3.32
Finance leases		1.00	1.25

Weighted average discount rate
Operating leases		5.5%	5.5%
Finance leases		6.4%	6.4%

Information related to leases was as follows:

	Three Months Ended March 31,
	2024	2023

Operating lease information:
Operating lease cost	$803	$831
Operating cash flows from operating leases	866	876

Financing lease information:
Financing lease cost	$393	$393
Operating cash flows from financing leases	303	303

Future minimum lease payments under non-cancellable leases as of March 31, 2024 were as follows:

	Operating	Finance
Year	Leases	Leases
	(In thousands)
2024	$2,415	$908
2025	3,266	2,111
2026	3,080	—
2027	1,533	—
2028	—	—
Thereafter	—	—
Total minimum lease payments	$10,294	$3,019
Less imputed interest	(883)	(153)

Total lease liabilities	$9,411	$2,866

17. Subsequent Event

On April 25, 2024, the Company announced the board approval of a quarterly dividend of $1.11 per share for stockholders of record on May 31, 2024, with a payment date of June 14, 2024. The dividend consists of a fixed component of $0.25 per share and a variable component of $0.86 per share.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, all references in this report to “Arch,” the “Company,” “we,” “us,” or “our” are to Arch Resources, Inc. and its subsidiaries.

Cautionary Notice Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as our expected future business and financial performance, and intended to come within the safe harbor protections provided by those sections. The words “should,” “could,” “appears,” “estimates,” “expects,” “anticipates,” “intends,” “may,” “plans,” “predicts,” “projects,” “believes,” “seeks,” or “will” or other comparable words and phrases identify forward-looking statements, which speak only as of the date of this report. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Actual results may vary significantly from those anticipated due to many factors, including: loss of availability, reliability and cost-effectiveness of transportation facilities and fluctuations in transportation costs; operating risks beyond our control, including risks related to mining conditions, mining, processing and plant equipment failures or maintenance problems, weather and natural disasters, the unavailability of raw materials, equipment or other critical supplies, mining accidents, and other inherent risks of coal mining that are beyond our control; inflationary pressures on and availability and price of mining and other industrial supplies; changes in coal prices, which may be caused by numerous factors beyond our control, including changes in the domestic and foreign supply of and demand for coal and the domestic and foreign demand for steel and electricity; volatile economic and market conditions; the effects of foreign and domestic trade policies, actions or disputes on the level of trade among the countries and regions in which we operate, the competitiveness of our exports, or our ability to export; the effects of significant foreign conflicts; the loss of, or significant reduction in, purchases by our largest customers; our relationships with, and other conditions affecting our customers and our ability to collect payments from our customers; risks related to our international growth; competition, both within our industry and with producers of competing energy sources, including the effects from any current or future legislation or regulations designed to support, promote or mandate renewable energy sources; alternative steel production technologies that may reduce demand for our coal; our ability to secure new coal supply arrangements or to renew existing coal supply arrangements; cyber-attacks or other security breaches that disrupt our operations, or that result in the unauthorized release of proprietary, confidential or personally identifiable information; our ability to acquire or develop coal reserves in an economically feasible manner; inaccuracies in our estimates of our coal reserves; defects in title or the loss of a leasehold interest; the availability and cost of surety bonds; including potential collateral requirements; we may not have adequate insurance coverage for some business risks; disruptions in the supply of coal from third parties; decreases in the coal consumption of electric power generators could result in less demand and lower prices for thermal coal; our ability to pay dividends or repurchase shares of our common stock according to our announced intent or at all; the loss of key personnel or the failure to attract additional qualified personnel and the availability of skilled employees and other workforce factors; public health emergencies, such as pandemics or epidemics, could have an adverse effect on our business; existing and future legislation and regulations affecting both our coal mining operations and our customers’ coal usage, governmental policies and taxes, including those aimed at reducing emissions of elements such as mercury, sulfur dioxides, nitrogen oxides, particulate matter or greenhouse gases; increased pressure from political and regulatory authorities, along with environmental and climate change activist groups, and lending and investment policies adopted by financial institutions and insurance companies to address concerns about the environmental impacts of coal combustion; increased attention to environmental, social or governance matters; our ability to obtain or renew various permits necessary for our mining operations; risks related to regulatory agencies ordering certain of our mines to be temporarily or permanently closed under certain circumstances; risks related to extensive environmental regulations that impose significant costs on our mining operations, and could result in litigation or material liabilities; the accuracy of our estimates of reclamation and other mine closure obligations; the existence of hazardous substances or other environmental contamination on property owned or used by us; and risks related to tax legislation and our ability to use net operating losses and certain tax credits. All forward-looking statements in this report, as well as all other written and oral forward-looking statements attributable to us or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in this section and elsewhere in this report. These factors are not necessarily all of the important factors that could affect us. These risks and uncertainties, as well as other risks of which we are not aware or which we currently do not believe to be material, may cause our actual future results to be materially different than those expressed in our forward-looking statements. These forward-looking statements speak only as of the date on which such statements were made, and we do not undertake to update our forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by the federal securities laws. For a description of some of the risks and uncertainties that may affect our future results, you should see the “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 and subsequent Quarterly Reports on Form 10-Q.

Overview

Our results for the three months ended March 31, 2024, were impacted by softening of global metallurgical coal markets and domestic thermal coal markets. Despite the relative softness, coal markets, particularly coking coal markets, have remained above previous long-term average levels. Economic growth remains constrained, particularly in Europe and the Americas, due to stubborn inflationary pressure and continuing tighter monetary policies from many nations’ central banks. Slower economic growth negatively impacts end user demand for our products and has a negative impact on coal markets.

Over two years since the February 24, 2022, Russian invasion of Ukraine, the war continues with no indication any resolution is close. Major changes in energy trading patterns appear to be set while hostilities continue. Bans on the import of Russian coal by the European Union, the United Kingdom, Japan, and other nations continue to drive Russian coal into China, India, Turkey, and other Asian countries. These destinations have generally sourced Russian coals at discounts, sometimes significant discounts, from what similar quality coals from other origins would have required. We expect continued availability of discounted Russian coal into Asian markets. However, we believe most Russian coal is thermal and lower quality metallurgical and that the availability of high quality Russian coking coal is limited.

During the year ended December 31, 2023, China effectively lifted the ban on imports of coal from Australia. While Australian coal is once again flowing into China, it is at much lower volumes than before the ban. Increased Chinese domestic production and increased imports of discounted Russian coal continue to pressure import volumes from Australia. In the three months ended March 31, 2024, Australian coking coal exports appear to be on track to increase compared to the three months ended March 31, 2023. The increase in availability of Australian coking coal and continued muted demand from China resulted in a rapid decline in Pacific coking coal indices in the three months ended March 31, 2024. Atlantic coking coal indices have declined as well, but not to the same degree, as price differentials between Atlantic and Pacific coking coal markets have compressed. We believe that some high cost coking coal sources are already under economic pressure at current market levels.

On March 26, 2024, a large container vessel lost power and struck one of the main support piers of the Francis Scott Key Bridge, plunging most of the span into the water and effectively blocking shipping access to Baltimore Harbor. One of the primary coking coal loading ports we use for loading export coal, the Curtis Bay Terminal (CBT), is currently blocked until the debris can be removed and the main shipping channel reopened. The United States Army Corps of Engineers has provided an initial estimate that the main channel will be reopened, and normal shipping restored by the end of May 2024. We have been working with our logistics partners to effectively maximize available throughput at our other primary coking coal loading port, Dominion Terminals Associates (DTA), in which we have a 35% ownership interest, and with its rail service provider to move as much of its export coking coal volume as possible via that terminal, while also exploring other export alternatives. The duration of this logistical disruption is beyond our control, and it may negatively impact our export shipment volume of coking coal and may increase logistics costs, such as demurrage, until the main channel reopens. We believe the Port of Baltimore was going to handle approximately nine million tons of coking coal from the industry in 2024, and any prolonged outage could have an impact on the global coking coal supply and demand balance.

With respect to the global coking coal market, we believe that underinvestment in the sector in recent years underlies longer-term market dynamics. Overall, underinvestment in the sector appears likely to persist, as government policies and diminished access to traditional capital markets limits investment in the sector. In the current macroeconomic environment, we expect coking coal prices to remain volatile. Longer term, we believe continued limited global capital investment in new coking coal production capacity, normal reserve depletion, and an eventual return to economic growth will provide support to coking coal markets.

During the three months ended March 31, 2024, domestic thermal coal consumption was pressured by a generally mild winter heating season in most of the heavily populated areas of the United States, low natural gas prices, increased subsidized renewable generation, and high utility coal stockpiles. Currently, natural gas prices are at levels such that natural gas generation is economically dispatched ahead of thermal coal generation in most instances. We have firm sales commitments for the current year for our thermal segment at volume levels which support economic efficient mine operations, and which will remain so even though delivery of some of this volume will be deferred by agreement with some customers. Longer term, we continue to believe thermal coal demand in the United States will remain pressured by continuing increases in subsidized renewable generation sources, particularly wind and solar, competition from natural gas, and planned retirements of coal fueled generating facilities. Despite moderation, international thermal coal markets remain above long-term historical averages, supporting continued export opportunities for our thermal operations.

Currently, planned production levels at our thermal operations correspond with existing sales commitments. We are concurrently shrinking our operational footprint at our Powder River Basin operations and putting in place funding to pay for the eventual closure and final reclamation of these operations. During the first three months of 2024, we contributed $1.9 million to our fund for asset retirement obligations, representing interest earned, bringing our total to $144.1 million. We plan to continue to grow the thermal mine reclamation fund through interest earnings. Longer term, we will maintain our focus on aligning our thermal production rates with the expected secular decline in domestic coal-fired power generation, while maximizing sales into export and industrial markets, and maintaining flexibility to react to short-term market fluctuations.

Results of Operations

Three Months Ended March 31, 2024 and 2023

Revenues. Our revenues include sales to customers of coal produced at our operations and coal purchased from third parties. Transportation costs are included in cost of coal sales and amounts billed by us to our customers for transportation are included in revenues.

Coal sales. The following table summarizes information about our coal sales during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	(Decrease) / Increase

	(In thousands)
Coal sales	$680,190	$869,931	$(189,741)
Tons sold	14,973	19,176	(4,203)

On a consolidated basis, coal sales in the first quarter of 2024 were approximately $189.7 million, or 21.8%, less than in the first quarter of 2023, while tons sold decreased approximately 4.2 million tons, or 21.9%. Coal sales from Metallurgical operations decreased approximately $119.1 million, primarily due to decreased pricing. Thermal coal sales decreased approximately $70.6 million due to decreased volume partially offset by increased pricing primarily due to transportation on our export shipments. See the discussion in “Operational Performance” for further information about segment results.

Costs, expenses and other. The following table summarizes costs, expenses and other components of operating income during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Increase (Decrease) in Net Income

	(In thousands)
Cost of sales (exclusive of items shown separately below)	$567,723	$571,737	$4,014
Depreciation, depletion and amortization	38,820	35,479	(3,341)
Accretion on asset retirement obligations	5,869	5,292	(577)
Selling, general and administrative expenses	25,587	26,022	435
Other operating income, net	(15,983)	(5,169)	10,814
Total costs, expenses and other	$622,016	$633,361	$11,345

Cost of sales. Our cost of sales for the first quarter of 2024 decreased approximately $4.0 million, or 0.7%, versus the first quarter of 2023. The decrease in cost of sales is due to decreased sales sensitive costs of approximately $30.1 million and reduced repairs and supplies costs of approximately $22.0 million offset by increased compensation and benefit costs of approximately $28.8 million and transportation costs of approximately $14.0 million. See discussion in “Operational Performance” for further information about segment results.

Depreciation, depletion and amortization. The increase in depreciation, depletion, and amortization in the first quarter of 2024 versus the first quarter of 2023 primarily related to the metallurgical segment.

Accretion on asset retirement obligations. The increase in accretion expense in the first quarter of 2024 versus the first quarter of 2023 is primarily related to the results of our annual recosting exercise completed during the fourth quarter of 2023.

Selling, general and administrative expenses. The decrease in selling, general and administrative expenses in the first quarter of 2024 versus the first quarter of 2023 was due to a decrease in compensation related expenses.

Other operating income, net. The increase in other operating income, net in the quarter ended March 31, 2024 as compared to the year ended March 31, 2023 is primarily due to the net favorable impact of a $9.1 million gain related to coordinating the start-up of the Leer longwall to allow for relocation of power lines that were to be undermined and transloading income of approximately $2.9 million offset by certain coal derivative settlements of approximately $2.7 million (immaterial income in 2024 compared to $2.7 million in income in 2023).

Nonoperating expenses. The following table summarizes our nonoperating expenses during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Increase (Decrease) in Net Income

	(In thousands)
Non-service related pension and postretirement benefit credits (costs)	$(286)	$592	$(878)
Net loss resulting from early retirement of debt	—	(1,126)	1,126
Total nonoperating expenses	$(286)	$(534)	$248

Non-service related pension and postretirement benefit credits (costs). See Note 12, “Employee Benefit Plans” to the Condensed Consolidated Financial Statements for additional information regarding the termination of the Company’s Cash Balance Pension.

Provision for income taxes. The following table summarizes our provision for income taxes for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Increase (Decrease) in Net Income

	(In thousands)
Provision for income taxes	$3,719	$37,138	$33,419

See Note 8, “Income Taxes,” to the Condensed Consolidated Financial Statements for additional information regarding the comparison of the income tax provision at the statutory rate to the actual provision for taxes.

Operational Performance

Three Months Ended March 31, 2024 and 2023

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

The following table shows results by operating segment for the three months ended March 31, 2024 and March 31, 2023.

	Three Months Ended March 31,
	2024	2023	Variance
Metallurgical
Tons sold (in thousands)	2,152	2,155	(3)
Coal sales per ton sold	$149.98	$204.25	$(54.27)
Cash cost per ton sold	$94.31	$82.66	$(11.65)
Cash margin per ton sold	$55.67	$121.59	$(65.92)
Adjusted EBITDA (in thousands)	$129,536	$263,057	$(133,521)
Thermal
Tons sold (in thousands)	12,821	17,021	(4,200)
Coal sales per ton sold	$17.60	$18.49	$(0.89)
Cash cost per ton sold	$17.65	$15.79	$(1.86)
Cash margin per ton sold	$(0.06)	$2.70	$(2.76)
Adjusted EBITDA (in thousands)	$930	$46,255	$(45,325)

This table reflects numbers reported under a basis that differs from U.S. GAAP. See “Reconciliation of Non-GAAP measures” below for explanation and reconciliation of these amounts to the nearest GAAP measures. Other companies may calculate these per ton amounts differently, and our calculation may not be comparable to other similarly titled measures.

Metallurgical — Adjusted EBITDA for the three months ended March 31, 2024, decreased from the three months ended March 31, 2023 due to decreased coal sales per ton sold and increased cash cost per ton sold. As discussed previously in the “Overview,” coal sales per ton sold declined from the prior year period as weak global economic growth muted demand for finished steel products, and an increase in high quality coking coal supply in international markets exerted downward pressure on international coking coal prices. Coal sales per ton sold was also impacted by an increase in the percentage of associated thermal coal in the sales mix, along with reduced market prices for this product. Cash cost per ton sold increased primarily due to decreased production volume. Production volume in the current year period was lower at both our Leer and Leer South operations due to less favorable geologic conditions in the current quarter compared to the prior quarter, and equipment outages. Additionally, Leer production was impacted due to a delayed start in the current longwall panel to coordinate the longwall mining with the relocation of power lines which were to be undermined and subsided. We were compensated $9.1 million through this arrangement.

Our Metallurgical segment sold 1.9 million tons of coking coal and 0.3 million tons of associated thermal coal in the three months ended March 31, 2024, compared to 2.1 million tons of coking coal and 0.1 million tons of associated thermal coal in the three months ended March 31, 2023. Longwall operations accounted for approximately 76% of our shipment volume in the three months ended March 31, 2024, compared to approximately 80% of our shipment volume in the three months ended March 31, 2023.

Thermal — Adjusted EBITDA for the three months ended March 31, 2024 decreased versus the three months ended March 31, 2023, due to decreased tons sold, decreased coal sales per ton sold, and increased cash cost per ton sold. As discussed previously in the “Overview,” tons sold declined due to weakness in the domestic thermal market related to low natural gas prices and increased renewable generation. Coal sales per ton sold declined due to the roll off and replacement of higher priced business and a decline in international thermal coal indices. Cash cost per ton sold increased primarily due to the decrease in sales volumes.

Reconciliation of Non-GAAP measuresSegment coal sales per ton sold

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

			Idle and
Three Months Ended March 31, 2024	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Revenues in the Condensed Consolidated Income Statements	$417,065	$263,125	$—	$680,190
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Transportation costs	94,261	37,486	—	131,747
Non-GAAP Segment coal sales revenues	$322,804	$225,639	$—	$548,443
Tons sold	2,152	12,821
Coal sales per ton sold	$149.98	$17.60

			Idle and
Three Months Ended March 31, 2023	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Revenues in the Condensed Consolidated Income Statements	$536,172	$333,759	$—	$869,931
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	—	(2,668)	—	(2,668)
Transportation costs	96,054	21,721	—	117,775
Non-GAAP Segment coal sales revenues	$440,118	$314,706	$—	$754,824
Tons sold	2,155	17,021
Coal sales per ton sold	$204.25	$18.49

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

			Idle and
Three Months Ended March 31, 2024	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Cost of sales in the Condensed Consolidated Income Statements	$297,251	$262,928	$7,544	$567,723
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other income"	—	(900)	—	(900)
Transportation costs	94,261	37,486	—	131,747
Cost of coal sales from idled or otherwise disposed operations not included in segments	—	—	4,289	4,289
Other (operating overhead, certain actuarial, etc.)	—	—	3,255	3,255
Non-GAAP Segment cash cost of coal sales	$202,990	$226,342	$—	$429,332
Tons sold	2,152	12,821
Cash Cost Per Ton Sold	$94.31	$17.65

			Idle and
Three Months Ended March 31, 2023	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Cost of sales in the Condensed Consolidated Income Statements	$274,171	$289,506	$8,060	$571,737
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other income"	—	(1,008)	—	(1,008)
Transportation costs	96,054	21,721	—	117,775
Cost of coal sales from idled or otherwise disposed operations not included in segments	—	—	5,178	5,178
Other (operating overhead, certain actuarial, etc.)	—	—	2,882	2,882
Non-GAAP Segment cash cost of coal sales	$178,117	$268,793	$—	$446,910
Tons sold	2,155	17,021
Cash Cost Per Ton Sold	$82.66	$15.79

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

	Three Months Ended March 31,
	2024	2023

Net income	$55,953	$198,108
Provision for income taxes	3,719	37,138
Interest expense, net	(1,784)	790
Depreciation, depletion and amortization	38,820	35,479
Accretion on asset retirement obligations	5,869	5,292
Non-service related pension and postretirement benefit costs (credits)	286	(592)
Net loss resulting from early retirement of debt	—	1,126
Adjusted EBITDA	102,863	277,341
EBITDA from idled or otherwise disposed operations	3,697	4,032
Selling, general and administrative expenses	25,587	26,022
Other	(1,681)	1,917
Segment Adjusted EBITDA from coal operations	$130,466	$309,312

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

Our priority is to maintain our strong financial position with substantial liquidity and low levels of debt and other liabilities, while returning significant value to our stockholders. We ended the first quarter of 2024 with cash, cash equivalents and short-term investments of $319.8 million and total liquidity of $442.1 million. During the first three months of 2024, capital expenditures were approximately $45.4 million, and we expect our capital spending to remain at maintenance levels for the foreseeable future. We believe our current liquidity level is sufficient to fund our business and meet both our short-term (the next twelve months) and reasonably foreseeable long-term requirements and obligations including our capital return policy. We expect to maintain minimum liquidity levels of approximately $250 million to $300 million, with a substantial portion of that held in cash.

We remain committed to returning 100% of our excess cash flow to shareholders through a combination of share repurchases and variable dividends. Additionally, the Board has the flexibility to consider other alternatives, including capital preservation. For the three months ended March 31, 2024, we paid approximately $43.7 million to our stockholders in the form of dividends and spent approximately $13.7 million to repurchase our common stock. Any future dividends and all other potential uses of capital are subject to board approval and declaration.

Based on the first quarter discretionary cash flow, a combined fixed and variable dividend payment of $1.11 per share will be made to stockholders of record as of May 31, 2024, payable on June 14, 2024.

The table below summarizes our first quarter discretionary cash flow and total dividend payout:

Three Months Ended March 31,
2024

Cash flow from operating activities	$128,266
Less: Capital expenditures	(45,446)
Discretionary cash flow	$82,820
Variable dividend percentage	25%
Total dividend to be paid	$20,705

Total dividend per share (variable and fixed)	$1.11

During the second quarter of 2022, the Board of Directors increased the remaining outstanding authorization for share repurchases to $500 million. During the quarter ended March 31, 2024, we repurchased shares of our common stock for approximately $13.7 million bringing total repurchases to 12,291,328 shares for approximately $1.1 billion since the inception of the program in 2017. As of March 31, 2024 there is $202 million of remaining authorization under the program. The timing of any future share purchases, and the ultimate number of shares to be purchased, will depend on a number of factors, including business and market conditions, our future financial performance, and other capital priorities. The shares will be acquired in the open market or through private transactions in accordance with Securities and Exchange Commission requirements. Our share repurchase program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock.

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

On February 8, 2024, the Company entered into a new senior secured term loan credit agreement in the principal amount of $20.0 million (the “Term Loan”) with PNC Bank, National Association, as administrative and collateral agent. The Term Loan requires quarterly principal amortization payments of $3.3 million and matures on June 30, 2025. The interest rate on the facility is, at the option of Arch Resources, either (i) Secured Overnight Financing Rate (“SOFR”) plus a SOFR adjustment of .10% plus an applicable margin of 3.00%, subject to a SOFR floor of 0.00%, or (ii) a base rate plus an applicable margin of 2.00%.

The table below summarizes our availability under our credit facilities as of March 31, 2024:

			Letters of
		Borrowing	Credit		Contractual
	Face Amount	Base	Outstanding	Availability	Expiration
	(Dollars in thousands)
Securitization Facility	$150,000	$150,000	$51,948	$98,052	August 1, 2025
Inventory Facility	50,000	50,000	26,200	23,800	August 3, 2025
Total	$200,000	$200,000	$78,148	$121,852

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

Contractual Obligations

Our contractual obligations include long-term debt and related interest, leases, coal lease rights, coal purchase obligations, and unconditional purchase obligations. As discussed above, we have increased our long-term debt by a principal amount of $20 million under our Term Loan during the first three months of 2024. There have been no other material changes to our contractual obligations from our Annual Report on Form 10-K for the year ended December 31, 2023.

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to certain off-balance sheet arrangements. These arrangements include guarantees, indemnifications and financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds. Liabilities related to these arrangements are not reflected in our condensed consolidated balance sheets, and we do not expect any material adverse effects on our financial condition, results of operations or cash flows to result from these off-balance sheet arrangements. We use a combination of surety bonds and letters of credit to secure our financial obligations for reclamation, workers’ compensation, coal lease obligations and other obligations. There have been no material changes to our off-balance sheet arrangements from our Annual Report on Form 10-K for the year ended December 31, 2023. For further information regarding off-balance sheet arrangements, see Note 13, “Commitments and Contingencies” to the Condensed Consolidated Financial Statements.

Cash Flow

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
(In thousands)
Cash provided by (used in):
Operating activities	$128,266	$126,121
Investing activities	(51,074)	(29,570)
Financing activities	(79,468)	(142,871)

Cash provided by operating activities increased approximately $2.1 million compared to the prior year, primarily due to a net favorable change in working capital of approximately $189 million when compared to prior year offset by decrease in results from operations discussed in the “Overview” and “Operational Performance” sections above.

Cash used in investing activities increased in the three months ended March 31, 2024, versus the three months ended March 31, 2023, primarily due to increased capital expenditures of approximately $14.9 million for maintenance capital and increase in net short-term investment activity of approximately $6.5 million.

Cash used in financing activities declined $63.4 million compared to the prior period due to a decrease of approximately $75.5 million in overall debt payments compared to prior year and a reduction in dividends paid of approximately $23.2 million, a decrease in share repurchases of $7.1 million, and a decrease of $43.7 million of proceeds from warrants exercised in the prior year.

Critical Accounting Estimates

We prepare our financial statements in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Management bases our estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. There have been no material changes to our critical accounting estimates from our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Our sales commitments for 2024 were as follows as of March 31, 2024:

	2024
	Tons	$ per ton
Metallurgical	(in millions)
Committed, North America Priced Coking	1.5	$157.41
Committed, North America Unpriced Coking	—
Committed, Seaborne Priced Coking	1.8	165.72
Committed, Seaborne Unpriced Coking	3.7

Committed, Priced Thermal	0.4	31.05
Committed, Unpriced Thermal	0.2

Thermal
Committed, Priced	52.8	$17.16
Committed, Unpriced	0.9

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

We are exposed to price risk with respect to diesel fuel purchased for use in our operations. We anticipate purchasing approximately 30 to 35 million gallons of diesel fuel for use in our operations annually. To protect our cash flows from increases in the price of diesel fuel for our operations, we use forward physical diesel purchase contracts, purchased heating oil call options and New York Mercantile Exchange (“NYMEX”) gulf coast diesel swaps and options. At March 31, 2024, the Company had protected the price of expected diesel fuel purchases for the remainder of 2024 with approximately 18 million gallons of heating oil call options with an average strike price of $3.00 per gallon. These positions are not designated as hedges for accounting purposes, and therefore, changes in the fair value are recorded immediately to earnings.

Item 4.Controls and Procedures

We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date. There were no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the “Risk Factors” disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

A summary of our common stock repurchases during the three months ended March 31, 2024 is set forth in the table below:

				Approximate
			Total Number of	Dollar Value of
			Shares	Shares that May
			Purchased as	Yet Be
	Total Number		Part of Publicly	Purchased
	Shares	Average Price	Announced	Under the Plan
Date	Purchased	Paid per Share	Plans	(in thousands)
January 1 through January 31, 2024	—	$—	—	$217,703
February 1 through February 29, 2024	—	$—	—	$217,703
March 1 through March 31, 2024	94,701	$166.30	94,701	$201,954
Total	94,701	$166.30	94,701

In the first three months of 2024, we repurchased 94,701 shares at an average price of $166.30 per share for an aggregate purchase price of approximately $15.7 million. As of March 31, 2024, we had repurchased 12,291,328 shares at an average share price of $91.56 per share for an aggregate purchase price of approximately $1.1 billion since inception of the stock repurchase program in 2017, and the remaining authorized amount for stock repurchases under this program is approximately $202 million.

Item 4.Mine Safety Disclosures

The statement concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024.

Item 5.Other Information

During the three months ended March 31, 2024, the following officers of the Company adopted “Rule 10b5-1 trading arrangements” as defined in Item 408 of Regulation S-K, as described in the table below:

	Type of		Expiration		Total Shares
Name and Title	Trading Agreement	Date Adopted	Date	Duration[1]	To be Sold[2]
Rosemary L. Klein, Senior Vice President - Law, General Counsel and Secretary	Rule 10b5-1 Trading Arrangement	3/12/2024	1/31/2025	326 days	Up to 8,100

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

Other than as discussed above, during the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

10.1

Credit Agreement, dated as of February 8, 2024, among Arch Resources, Inc. as borrower, the guarantors party thereto, the lenders from time to time party thereto and PNC Bank, National Association, in its capacity as administrative agent (incorporated by reference to Exhibit 10.1 of Arch Resources’ Annual Report on Form 10-K for the year ended December 31, 2023).

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

10.8

Sixth Amendment to Credit Agreement dated February 8, 2024, by and among Arch Resources, Inc. and certain of its subsidiaries, as borrowers, the lenders from time to time party thereto and Regions Bank, in its capacities as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.8 of Arch Resources’ Annual Report on Form 10-K for the year ended December 31, 2023).

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

10.17

Eighth Amendment to Third Amended and Restated Receivables Purchase Agreement dated February 8, 2024 among Arch Receivable Company, LLC, as seller, Arch Coal Sales Company, Inc., as servicer, PNC Bank, National Association as administrator and issuer of letters of credit thereunder and the other parties party thereto, as securitization purchasers (incorporated by reference to Exhibit 10.17 of Arch Resources’ Annual Report on Form 10-K for the year ended December 31, 2023).

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (1) Condensed Consolidated Income Statements, (2) Condensed Consolidated Statements of Comprehensive Income (Loss), (3) Condensed Consolidated Balance Sheets, (4) Condensed Consolidated Statements of Cash Flows, (5) Condensed Consolidated Statements of Stockholders’ Equity and (6) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

April 25, 2024