Form 10-Q
period 2024-06-30
ARCH RESOURCES, INC.
filed 2024-07-25
CIK 1037676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

or

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

At July 22, 2024 there were 18,084,477 shares of the registrant’s common stock outstanding.

Part I

FINANCIAL INFORMATION

Item 1.Financial Statements.

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Income Statements

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(Unaudited)		(Unaudited)
Revenues	$608,751	$757,294	$1,288,941	$1,627,225
Costs, expenses and other operating
Cost of sales (exclusive of items shown separately below)	528,684	606,127	1,096,407	1,177,864
Depreciation, depletion and amortization	38,439	36,077	77,259	71,556
Accretion on asset retirement obligations	5,870	5,293	11,739	10,585
Selling, general and administrative expenses	22,518	22,791	48,105	48,813
Other operating income, net	(2,410)	(2,010)	(18,393)	(7,179)
	593,101	668,278	1,215,117	1,301,639

Income from operations	15,650	89,016	73,824	325,586

Interest expense, net
Interest expense	(3,933)	(3,537)	(8,249)	(7,663)
Interest and investment income	5,403	4,201	11,503	7,537
	1,470	664	3,254	(126)

Income before nonoperating expenses	17,120	89,680	77,078	325,460

Nonoperating expense
Non-service related pension and postretirement benefit (costs) credits	(285)	593	(571)	1,185
Net loss resulting from early retirement of debt	—	—	—	(1,126)
	(285)	593	(571)	59

Income before income taxes	16,835	90,273	76,507	325,519
Provision for income taxes	2,002	12,920	5,721	50,058
Net income	$14,833	$77,353	$70,786	$275,461

Net income per common share
Basic earnings per share	$0.82	$4.20	$3.88	$15.16
Diluted earnings per share	$0.81	$4.04	$3.82	$14.16
Weighted average shares outstanding
Basic weighted average shares outstanding	18,097	18,406	18,222	18,165
Diluted weighted average shares outstanding	18,295	19,135	18,535	19,459
Dividends declared per common share	$1.11	$2.45	$2.76	$5.56

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(Unaudited)		(Unaudited)
Net income	$14,833	$77,353	$70,786	$275,461

Pension, postretirement and other post-employment benefits
Comprehensive loss before tax	(2,006)	(2,895)	(4,012)	(5,790)
Provision for income taxes	427	636	854	1,272
	(1,579)	(2,259)	(3,158)	(4,518)
Available-for-sale securities
Comprehensive income (loss) before tax	13	(24)	9	(39)
Provision for income taxes	(3)	5	(2)	8
	10	(19)	7	(31)

Total other comprehensive loss	(1,569)	(2,278)	(3,151)	(4,549)
Total comprehensive income	$13,264	$75,075	$67,635	$270,912

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$243,707	$287,807
Short-term investments	35,583	32,724
Restricted cash	1,100	1,100
Trade accounts receivable (net of $0 allowance at June 30, 2024 and December 31, 2023)	241,910	273,522
Other receivables	6,005	13,700
Inventories	249,865	244,261
Other current assets	52,621	64,653
Total current assets	830,791	917,767
Property, plant and equipment, net	1,244,597	1,228,891
Other assets
Deferred income taxes	119,310	124,024
Equity investments	22,861	22,815
Fund for asset retirement obligations	146,010	142,266
Other noncurrent assets	46,999	48,410
Total other assets	335,180	337,515
Total assets	$2,410,568	$2,484,173

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$186,549	$205,001
Accrued expenses and other current liabilities	111,062	127,617
Current maturities of debt	29,721	35,343
Total current liabilities	327,332	367,961
Long-term debt	101,661	105,252
Asset retirement obligations	263,098	255,740
Accrued pension benefits	832	878
Accrued postretirement benefits other than pension	46,800	47,494
Accrued workers’ compensation	157,663	154,650
Other noncurrent liabilities	62,617	72,742
Total liabilities	960,003	1,004,717
Stockholders' equity
Common stock, $0.01 par value, authorized 300,000 shares, issued 30,786 and 30,557 shares at June 30, 2024 and December 31, 2023, respectively	308	306
Paid-in capital	758,880	720,029
Retained earnings	1,849,622	1,830,018
Treasury stock, 12,701 and 12,197 shares at June 30, 2024 and December 31, 2023, respectively, at cost	(1,193,876)	(1,109,679)
Accumulated other comprehensive income	35,631	38,782
Total stockholders’ equity	1,450,565	1,479,456
Total liabilities and stockholders’ equity	$2,410,568	$2,484,173

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2024	2023

Operating activities
Net income	$70,786	$275,461
Adjustments to reconcile to cash from operating activities:
Depreciation, depletion and amortization	77,259	71,556
Accretion on asset retirement obligations	11,739	10,585
Deferred income taxes	5,567	49,824
Employee stock-based compensation expense	10,445	13,206
Amortization relating to financing activities	1,441	884
Gain on disposals and divestitures, net	(150)	(393)
Reclamation work completed	(4,451)	(11,757)
Contribution to fund for asset retirement obligations	(3,745)	(2,664)
Changes in:
Receivables	39,306	(13,057)
Inventories	(5,604)	(40,295)
Accounts payable, accrued expenses and other current liabilities	(29,223)	(53,729)
Income taxes, net	(45)	(828)
Other	14,121	24,093
Cash provided by operating activities	187,446	322,886
Investing activities
Capital expenditures	(92,366)	(76,606)
Minimum royalty payments	(988)	(1,113)
Proceeds from disposals and divestitures	199	439
Purchases of short-term investments	(30,535)	(13,772)
Proceeds from sales of short-term investments	27,846	17,488
Investments in and advances to affiliates, net	(6,516)	(9,927)
Cash used in investing activities	(102,360)	(83,491)
Financing activities
Proceeds from issuance of term loan due 2025	20,000	—
Payments on term loan due 2025	(3,333)	—
Payments on term loan due 2024	(3,502)	(1,500)
Payments on convertible debt	—	(58,430)
Net payments on other debt	(21,992)	(24,849)
Debt financing costs	(1,516)	—
Purchases of treasury stock	(30,747)	(93,803)
Dividends paid	(63,757)	(111,913)
Payments for taxes related to net share settlement of equity awards	(24,339)	(27,217)
Proceeds from warrants exercised	—	43,750
Cash used in financing activities	(129,186)	(273,962)
Decrease in cash and cash equivalents, including restricted cash	(44,100)	(34,567)
Cash and cash equivalents, including restricted cash, beginning of period	$288,907	$237,159
Cash and cash equivalents, including restricted cash, end of period	$244,807	$202,592
Cash and cash equivalents, including restricted cash, end of period
SUPPLEMENTAL CASH FLOW INFORMATION
Cash and cash equivalents	$243,707	$201,492
Restricted Cash	1,100	1,100
Cash and cash equivalents, including restricted cash, end of period	$244,807	$202,592

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Treasury	Accumulated Other
	Common	Paid-In	Retained	Stock at	Comprehensive
	Stock	Capital	Earnings	Cost	Income	Total

	(In thousands, except per share data)
Balances at January 1, 2024	$306	$720,029	$1,830,018	$(1,109,679)	$38,782	$1,479,456
Dividends on common shares	—	—	(30,671)	—	—	(30,671)
Dividend Equivalents earned on RSU grants	—	72	(679)	—	—	(607)
Purchase of 94,701 shares of common stock under share repurchase program	—	—	—	(16,432)	—	(16,432)
Receipt of 315,721 shares from the exercise of capped call	—	52,624	—	(52,624)	—	—
Employee stock-based compensation	—	5,588	—	—	—	5,588
Common stock withheld related to net share settlement of equity awards	—	(24,259)	—	—	—	(24,259)
Issuance of 227,981 shares of common stock under long-term incentive plan	2	—	—	—	—	2
Total comprehensive income (loss)	—	—	55,953	—	(1,582)	54,371
Balances at March 31, 2024	$308	$754,054	$1,854,621	$(1,178,735)	$37,200	$1,467,448

Dividends on common shares	—	—	(20,072)	—	—	(20,072)
Dividend equivalents earned on RSU grants	—	49	240	—	—	289
Purchase of 94,367 shares of common stock under share repurchase program	—	—	—	(15,141)	—	(15,141)
Employee stock-based compensation	—	4,857	—	—	—	4,857
Common stock withheld related to net share settlement of equity awards	—	(80)	—	—	—	(80)
Total comprehensive income (loss)	—	—	14,833	—	(1,569)	13,264
Balances at June 30, 2024	$308	$758,880	$1,849,622	$(1,193,876)	$35,631	$1,450,565

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Treasury	Accumulated Other
	Common	Paid-In	Retained	Stock at	Comprehensive
	Stock	Capital	Earnings	Cost	Income	Total

	(In thousands, except per share data)
Balances at January 1, 2023	$288	$724,660	$1,565,374	$(986,171)	$61,429	$1,365,580
Dividends on common shares	—	—	(55,140)	—	—	(55,140)
Dividend Equivalents earned on RSU grants	—	120	(2,354)	—	—	(2,234)
Purchase of 131,156 shares of common stock under share repurchase program	—	(13)	—	(18,994)	—	(19,007)
Employee stock-based compensation	—	6,767	—	—	—	6,767
Cash paid for convertible debt repurchased	—	(44,486)	—	—	—	(44,486)
Issuance of 275,053 shares of common stock under long-term incentive plan	3	—	—	—	—	3
Common stock withheld related to net share settlement of equity awards	—	(27,055)	—	—	—	(27,055)
Issuance of 1,037,679 shares of common stock for warrants exercised	10	43,719	—	—	—	43,729
Total comprehensive income	—	—	198,108	—	(2,271)	195,837
Balances at March 31, 2023	$301	$703,712	$1,705,988	$(1,005,165)	$59,158	$1,463,994

Dividends on common shares	—	—	(45,011)	—	—	(45,011)
Dividend equivalents earned on RSU grants	—	98	(669)	—	—	(571)
Purchase of 623,304 shares of common stock under share repurchase program	—	—	—	(74,231)	—	(74,231)
Employee stock-based compensation	—	6,439	—	—	—	6,439
Common stock withheld related to net share settlement of equity awards	—	(162)	—	—	—	(162)
Issuance of 29,487 shares of common stock for warrants exercised	—	31	—	—	—	31
Total comprehensive income (loss)	—	—	77,353	—	(2,278)	75,075
Balances at June 30, 2023	$301	$710,118	$1,737,661	$(1,079,396)	$56,880	$1,425,564

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and U.S. Securities and Exchange Commission regulations. In the opinion of management, all adjustments, consisting of normal, recurring accruals considered necessary for a fair presentation, have been included. Results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission.

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

3. Accumulated Other Comprehensive Income (Loss)

The following items are included in accumulated other comprehensive income (loss) (“AOCI”), net of tax:

	Pension,
	Postretirement		Accumulated
	and Other Post-		Other
	Employment	Available-for-	Comprehensive
	Benefits	Sale Securities	Income (loss)

Balances at December 31, 2023	$38,783	$(1)	$38,782
Unrealized gains	—	17	17
Amounts reclassified from accumulated other comprehensive income	(4,012)	(8)	(4,020)
Tax effect	854	(2)	852
Balances at June 30, 2024	$35,625	$6	$35,631

The following amounts were reclassified out of AOCI:

	Three Months Ended June 30,		Six Months Ended June 30,		Line Item in the Condensed Consolidated
Details About AOCI Components	2024	2023	2024	2023	Income Statements

	(In thousands)
Pension, postretirement and other post-employment benefits
Amortization of actuarial gains, net [1]	$2,006	$2,858	$4,012	$5,717	Non-service related pension and postretirement benefit credits
Amortization of prior service credits	—	37	—	73	Non-service related pension and postretirement benefit credits
	2,006	2,895	4,012	5,790	Total before tax
	(427)	(636)	(854)	(1,272)	Provision for income taxes
	$1,579	$2,259	$3,158	$4,518	Net of tax

Available-for-sale securities [2]	$(1)	$1	$8	$(21)	Interest and investment income
	3	3	2	8	Provision for income taxes
	$2	$4	$10	$(13)	Net of tax

1 Production-related benefits and workers’ compensation costs are included in costs of sales.

2 The gains and losses on sales of available-for-sale-securities are determined on a specific identification basis.

4. Inventories

Inventories consist of the following:

	June 30,	December 31,
	2024	2023

	(In thousands)
Coal	$99,776	$99,174
Repair parts and supplies	150,089	145,087
	$249,865	$244,261

The repair parts and supplies are stated net of an allowance for slow-moving and obsolete inventories of $1.6 million at June 30, 2024 and December 31, 2023, respectively.

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

The Company’s investments in available-for-sale marketable securities are as follows:

	June 30, 2024

		Gross		Allowance
		Unrealized		for - Credit	Fair
	Cost Basis	Gains	Losses	Losses	Value

	(In thousands)
Available-for-sale:
U.S. government and agency securities	$17,326	$10	$(8)	$—	$17,328
Corporate notes and bonds	18,240	22	(7)	—	18,255
Total Investments	$35,566	$32	$(15)	$—	$35,583

	December 31, 2023

		Gross		Allowance
		Unrealized		for - Credit	Fair
	Cost Basis	Gains	Losses	Losses	Value

	(In thousands)
Available-for-sale:
U.S. government and agency securities	$28,764	$14	$(5)	$—	$28,773
Corporate notes and bonds	3,951	1	(1)	—	3,951
Total Investments	$32,715	$15	$(6)	$—	$32,724

The aggregate fair value of investments with unrealized losses that had been owned for less than a year was $10.6 million and $2.2 million at June 30, 2024 and December 31, 2023, respectively. The aggregate fair value of investments with unrealized losses that were owned for over a year was $1.2 million and $2.3 million at June 30, 2024 and December 31, 2023, respectively. The unrealized losses in the Company’s portfolio at June 30, 2024 are the result of normal market fluctuations. The Company does not intend to sell these investments before recovery of their amortized cost base.

The debt securities outstanding at June 30, 2024 have maturity dates ranging from the third quarter of 2024 through the fourth quarter of 2025. The Company classifies its investments as current based on the nature of the investments and their availability to provide cash for use in current operations, if needed.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30,	December 31,
	2024	2023

	(In thousands)
Payroll and employee benefits	$34,674	$37,259
Taxes other than income taxes	36,043	51,155
Interest	2,468	2,395
Workers’ compensation	17,070	18,724
Asset retirement obligations	6,018	6,089
Other	14,789	11,995
	$111,062	$127,617

7. Debt and Financing Arrangements

	June 30,	December 31,
	2024	2023

	(In thousands)
Term loan due 2025 ($16.7 million face value)	$16,667	$—
Term loan due 2024	—	3,502
Tax Exempt Bonds ($98.1 million face value)	98,075	98,075
Other	18,536	40,529
Debt issuance costs	(1,896)	(1,511)
	131,382	140,595
Less: current maturities of debt	29,721	35,343
Long-term debt	$101,661	$105,252

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

The Term Loan contains customary affirmative and negative covenants and representations; and customary events of default, subject to customary thresholds and exceptions. As of June 30, 2024, the Company was in compliance with the Term Loan debt covenants.

The proceeds from the Term Loan were used to pay off the $3.5 million balance of the term loan debt facility due 2024. Additionally, the Company incurred approximately $1.5 million in debt issuance costs related to the Term Loan.

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

Under the Securitization Facility, Arch Receivable, Arch Resources and certain of Arch Resources’ subsidiaries party to the Securitization Facility have granted to the administrator of the Securitization Facility a first priority security interest in eligible trade accounts receivable generated by such parties from the sale of coal and all proceeds thereof. As of June 30, 2024, letters of credit totaling $51.9 million were outstanding under the facility with $62.8 million available for borrowings.

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

The Inventory Facility contains certain customary affirmative and negative covenants; events of default, subject to customary thresholds and exceptions; and representations, including certain cash management and reporting requirements that are customary for asset-based credit facilities. The Inventory Facility also includes a requirement to maintain liquidity equal to or exceeding $100 million at all times. As of June 30, 2024, letters of credit totaling $26.2 million were outstanding under the facility with $23.8 million available for borrowings.

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

During the six months ended June 30, 2023, the Company repurchased the remaining Convertible Notes with a principal amount of $13.2 million for aggregate consideration consisting of $58.4 million in cash. In connection with the repurchase, the Company recognized a loss of $1.1 million. This amount is included as “Net loss resulting from early retirement of debt” in the accompanying Condensed Consolidated Income Statements.

Capped Call Transactions

On February 16, 2024, Arch Resources, Inc. (the “Company”) agreed with each of Bank of Montreal, Goldman Sachs & Co. LLC and Jefferies International Limited (each a “Counterparty” and collectively, the “Counterparties”) to terminate and unwind certain capped call transactions by and between the Company and each Counterparty (such transactions, the “Capped Calls”). The Company entered into the Capped Calls in connection with the offering of its now-retired Convertible Notes, in order to reduce the potential dilution upon conversion of the notes. During the six months ended June 30, 2024, the Company retired 315,721 of its outstanding shares via the termination and unwinding of the capped calls.

8. Income Taxes

The Company's effective tax rate for six months ended June 30, 2024 is based on its estimated full year effective tax rate, adjusted for discrete items. The effective tax rate for the three and six months ended June 30, 2024 was 12% and 7.5%, respectively. The effective tax rate for the three and six months ended June 30, 2024 differ from the U.S. federal statutory rate of 21%, primarily due to the income tax benefit for excess percentage depletion. The effective tax rate for six months ended June 30, 2024 also includes the impact of discrete tax benefits related to equity compensation.

For the three and six months ended June 30, 2023, the Company's effective tax rate was 14.3% and 15.4%, respectively. The effective tax rate for the three and six months ended June 30, 2023 differs from the U.S. federal statutory rate of 21%, primarily due to the income tax benefit for excess percentage depletion and discrete tax benefits related to equity compensation.

9. Fair Value Measurements

The hierarchy of fair value measurements assigns a level to fair value measurements based on the inputs used in the respective valuation techniques. The levels of the hierarchy, as defined below, give the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

●	Level 1 is defined as observable inputs such as quoted prices in active markets for identical assets. Level 1 assets include U.S. Treasury securities.
●	Level 2 is defined as observable inputs other than Level 1 prices. These include quoted prices for similar assets or liabilities in an active market, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 assets and liabilities include U.S. government agency securities, with fair values derived from quoted prices in over-the-counter markets or from prices received from direct broker quotes.
●	Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The table below sets forth, by level, the Company’s financial assets and liabilities that are recorded at fair value in the accompanying Condensed Consolidated Balance Sheet:

	June 30, 2024
	Total	Level 1	Level 2	Level 3

	(In thousands)
Assets:
Investments in marketable securities	$35,583	$17,328	$18,255	$—
Fund for asset retirement obligations	146,010	146,010	—	—
Total assets	$181,593	$163,338	$18,255	$—

	December 31, 2023
	Total	Level 1	Level 2	Level 3

	(In thousands)
Assets:
Investments in marketable securities	$32,724	$28,773	$3,951	$—
Fund for asset retirement obligations	142,266	142,266	—	—
Total assets	$174,990	$171,039	$3,951	$—

Fair Value of Long-Term Debt

At June 30, 2024 and December 31, 2023, the fair value of the Company’s debt, including amounts classified as current, was $133.3 million and $142.1 million, respectively. Fair values are based upon observed prices in an active market, when available, or from valuation models using market information, which fall into Level 2 in the fair value hierarchy.

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

The following table provides the basic and diluted earnings per share by reconciling the numerators and denominators of the computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

(In Thousands)
Net income attributable to common shares	$14,833	$77,353	$70,786	$275,461
Adjustment of interest expense attributable to Convertible Notes	—	—	—	108
Diluted net income attributable to common stockholders	14,833	77,353	70,786	275,569

Basic weighted average shares outstanding	18,097	18,406	18,222	18,165
Effect of dilutive securities	198	729	313	1,126
Convertible Notes (a)	—	—	—	168
Diluted weighted average shares outstanding	18,295	19,135	18,535	19,459
(a)	Diluted weighted average common shares outstanding includes the dilutive effect had the Company's Convertible Notes been converted at the beginning of the year ended December 31, 2023. If converted by the holder, the Company may settle in cash, shares of the Company's common stock or a combination thereof, at the Company's election. The Capped Call Transaction is anti-dilutive and is excluded from the calculation of diluted earnings per share.

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

The proposed regulations were posted to the Federal Register on January 19, 2023 with written comments to be accepted within 60 days of this date.  A subsequent extended comment period expired on April 19, 2023. On May 10,

2024, the OWCP forwarded its final rule establishing requirements for Black Lung Benefits Act self-insurance to the Office of Management and Budget (“OMB”) for review. OMB is charged by various executive orders to review significant regulations. OMB reviews are limited to 90 days and may be extended by an additional 30 days; however, OMB reviews often take longer. At this stage in the rulemaking process, no rule text is publicly available, and the final regulations have not yet been published.

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

Workers’ compensation expense consists of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands)
Self-insured occupational disease benefits:
Service cost	$1,278	$994	$2,555	$1,987
Interest cost(1)	1,566	1,510	3,131	3,020
Net amortization(1)	(3)	(241)	(6)	(482)
Total occupational disease	$2,841	$2,263	$5,680	$4,525
Traumatic injury claims and assessments	2,592	2,741	5,076	4,431
Total workers’ compensation expense	$5,433	$5,004	$10,756	$8,956
(1)	In accordance with the adoption of ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” these costs are recorded within Nonoperating expenses in the Condensed Consolidated Income Statements on the line item “Non-service related pension and postretirement benefit (costs) credits.”

12. Employee Benefit Plans

The following table details the components of pension benefit credit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands)
Interest cost(1)	$11	$1,533	$22	$3,067
Expected return on plan assets(1)	—	(1,518)	—	(3,036)
Amortization of prior service credits (1)	—	(36)	—	(73)
Amortization of other actuarial (gains) (1)	(22)	(195)	(44)	(390)
Net benefit credit	$(11)	$(216)	$(22)	$(432)

The following table details the components of other postretirement benefit credit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands)
Service cost	$50	$57	$99	$115
Interest cost(1)	605	673	1,210	1,347
Amortization of other actuarial gains (1)	(1,981)	(2,423)	(3,962)	(4,845)
Net benefit credit	$(1,326)	$(1,693)	$(2,653)	$(3,383)
(1)	In accordance with the adoption of ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” these costs are recorded within Nonoperating expenses in the Condensed Consolidated Income Statements on the line item “Non-service related pension and postretirement benefit (costs) credits.”

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

As of June 30, 2024, the Company had outstanding surety bonds with a face amount of $488.8 million to secure various obligations and commitments and $78.1 million of letters of credit under its Securitization and Inventory

Facilities used to collateralize certain obligations. The Company posted $5.6 million in cash collateral related to various obligations; this amount is recorded within “Other noncurrent assets” on the Condensed Consolidated Balance Sheets.

As of June 30, 2024, the Company’s reclamation-related obligations of $269.1 million were supported by surety bonds of $402.7 million. The Company has posted $0.6 million in cash collateral related to reclamation surety bonds. Additionally, in the first half of 2024, the Company contributed an additional $3.7 million representing interest earned to a fund that will serve to defease the long-term asset retirement obligation for its thermal asset base bringing the total to $146.0 million as of June 30, 2024. This amount is recorded as “Fund for asset retirement obligations” on the Condensed Consolidated Balance Sheets.

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

Reporting segment results for the three and six months ended June 30, 2024 and 2023 are presented below. The Corporate, Other, and Eliminations grouping includes these charges: idle operations; equity investments; change in fair value of coal derivatives, net; corporate overhead; land management activities; certain miscellaneous revenue; and the elimination of intercompany transactions.

			Corporate,
			Other and
(In thousands)	MET	Thermal	Eliminations	Consolidated
Three Months Ended June 30, 2024
Revenues	$375,958	$232,793	$—	$608,751
Adjusted EBITDA	87,276	1,067	(28,384)	59,959
Depreciation, depletion and amortization	31,089	7,099	251	38,439
Accretion on asset retirement obligation	647	4,810	413	5,870
Capital expenditures	34,132	10,953	1,835	46,920

Three Months Ended June 30, 2023
Revenues	$451,752	$305,542	$—	$757,294
Adjusted EBITDA	132,839	29,179	(31,632)	130,386
Depreciation, depletion and amortization	28,228	7,648	201	36,077
Accretion on asset retirement obligation	615	4,314	364	5,293
Capital expenditures	35,639	10,042	325	46,006

Six Months Ended June 30, 2024
Revenues	$793,023	$495,918	$—	$1,288,941
Adjusted EBITDA	216,811	1,999	(55,988)	162,822
Depreciation, depletion and amortization	62,479	14,267	513	77,259
Accretion on asset retirement obligation	1,294	9,620	825	11,739
Capital expenditures	71,166	18,497	2,703	92,366

Six Months Ended June 30, 2023
Revenues	$987,923	$639,302	$—	$1,627,225
Adjusted EBITDA	395,896	75,434	(63,603)	407,727
Depreciation, depletion and amortization	56,082	15,056	418	71,556
Accretion on asset retirement obligation	1,229	8,628	728	10,585
Capital expenditures	60,459	15,535	612	76,606

A reconciliation of net income to Adjusted EBITDA and segment Adjusted EBITDA from coal operations follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Net income	$14,833	$77,353	$70,786	$275,461
Provision for income taxes	2,002	12,920	5,721	50,058
Interest expense, net	(1,470)	(664)	(3,254)	126
Depreciation, depletion and amortization	38,439	36,077	77,259	71,556
Accretion on asset retirement obligations	5,870	5,293	11,739	10,585
Non-service related pension and postretirement benefit costs (credits)	285	(593)	571	(1,185)
Net loss resulting from early retirement of debt	—	—	—	1,126
Adjusted EBITDA	$59,959	$130,386	$162,822	$407,727
EBITDA from idled or otherwise disposed operations	3,695	4,664	7,392	8,696
Selling, general and administrative expenses	22,518	22,791	48,105	48,813
Other	2,172	4,177	491	6,094
Segment Adjusted EBITDA from coal operations	$88,344	$162,018	$218,810	$471,330

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

In general, the Company’s business segmentation is aligned according to the nature and economic characteristics of its coal and customer relationships and provides meaningful disaggregation of each segment’s results. The Company has further disaggregated revenue between North America and Seaborne revenues which depicts the pricing and contract differences between the two. North America revenue is characterized by contracts with a term of one year or longer and typically the pricing is fixed; whereas Seaborne revenue generally is derived from spot or short-term contracts with an index-based pricing mechanism.

			Corporate,
			Other and
	MET	Thermal	Eliminations	Consolidated

	(in thousands)
Three Months Ended June 30, 2024
North America revenues	$67,213	$184,083	$—	$251,296
Seaborne revenues	308,745	48,710	—	357,455

Total revenues	$375,958	$232,793	$—	$608,751

Three Months Ended June 30, 2023
North America revenues	$93,715	$247,092	$—	$340,807
Seaborne revenues	358,037	58,450	—	416,487

Total revenues	$451,752	$305,542	$—	$757,294

Six Months Ended June 30, 2024
North America revenues	$102,797	$389,746	$—	$492,543
Seaborne revenues	690,226	106,172	—	796,398

Total revenues	$793,023	$495,918	$—	$1,288,941

Six Months Ended June 30, 2023
North America revenues	$165,122	$534,352	$—	$699,474
Seaborne revenues	822,801	104,950	—	927,751

Total revenues	$987,923	$639,302	$—	$1,627,225

As of June 30, 2024, the Company has outstanding performance obligations for the remainder of 2024 of 29.1 million tons of fixed price contracts and 3.8 million tons of variable price contracts. Additionally, the Company has outstanding performance obligations beyond 2024 of approximately 78.6 million tons of fixed price contracts and 2.0 million tons of variable price contracts.

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

As of June 30, 2024 and December 31, 2023, the Company had the following ROU assets and lease liabilities within its Condensed Consolidated Balance Sheets:

		June 30,	December 31,
		2024	2023
Assets	Balance Sheet Classification
Operating lease right-of-use assets	Other noncurrent assets	$8,303	$9,626
Financing lease right-of-use assets	Other noncurrent assets	973	1,621
Total Lease Assets		$9,276	$11,247

Liabilities	Balance Sheet Classification
Financing lease liabilities - current	Accrued expenses and other current liabilities	$2,608	$1,041
Operating lease liabilities - current	Accrued expenses and other current liabilities	2,843	2,789
Financing lease liabilities - long-term	Other noncurrent liabilities	-	2,079
Operating lease liabilities - long-term	Other noncurrent liabilities	5,909	7,351
		$11,360	$13,260

Weighted average remaining lease term in years
Operating leases		2.82	3.32
Finance leases		0.75	1.25

Weighted average discount rate
Operating leases		5.5%	5.5%
Finance leases		6.4%	6.4%

Information related to leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands)		(In thousands)
Operating lease information:
Operating lease cost	$786	$831	$1,589	$1,661
Operating cash flows from operating leases	788	876	1,654	1,704

Financing lease information:
Financing lease cost	$393	$393	$786	$786
Operating cash flows from financing leases	303	303	605	605

Future minimum lease payments under non-cancellable leases as of June 30, 2024 were as follows:

	Operating	Finance
Year	Leases	Leases
	(In thousands)
2024	$1,627	$605
2025	3,266	2,111
2026	3,080	—
2027	1,533	—
2028	—	—
Thereafter	—	—
Total minimum lease payments	$9,506	$2,716
Less imputed interest	(754)	(108)

Total lease liabilities	$8,752	$2,608

17. Subsequent Event

On July 25, 2024, the Company announced the board approval of a quarterly dividend of $0.25 per share for stockholders of record on August 30, 2024, with a payment date of September 13, 2024.

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

Overview

Our results for the three months ended June 30, 2024, were impacted by continued softness in the global metallurgical and thermal coal markets and oversupply in domestic thermal coal markets. Despite this continuing softness, coal markets, particularly high-quality coking coal markets, have remained above previous long-term average levels. Economic growth remains constrained, particularly in Europe and the Americas, due to stubborn inflationary pressure. Although some developed nations’ central banks began easing monetary policy during the current quarter, the United States has maintained its tighter monetary policy. Slower economic growth negatively impacts end user demand for our products and has a negative impact on coal markets.

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

During the year ended December 31, 2023, China effectively lifted the ban on imports of coal from Australia. While Australian coal is once again flowing into China, their purchases of high-quality coking coal from Australia remain below pre-ban levels. Increased Chinese reliance on domestic production and increased imports of discounted Russian coal and Mongolian coal pressures import volumes from Australia. For the six months ended June 30, 2024, Australian coking coal exports appear to be on track to increase compared to the six months ended June 30, 2023. The increase in availability of Australian coking coal and relative softness in global demand resulted in a rapid decline in Pacific coking coal indices in the six months ended June 30, 2024. Atlantic coking coal indices declined and remain lower as well. We believe that some high cost coking coal sources are currently under economic pressure at current market levels.

On March 26, 2024, a large container vessel lost power and struck one of the main support piers of the Francis Scott Key Bridge, plunging most of the span into the water and effectively blocking shipping access to Baltimore Harbor. One of the primary coking coal loading ports we use for loading export coal, the Curtis Bay Terminal (CBT), was blocked until the debris was removed and the main shipping channel was reopened on June 10, 2024. We worked diligently with our logistics partners to effectively maximize available throughput at our other primary coking coal loading port, Dominion Terminals Associates (DTA), in which we have a 35% ownership interest. We also contracted with a mid-streaming service to utilize some CBT capacity through the use of shallower draft temporary shipping channels that were opened prior to the main channel reopening. This allowed us to minimize negative impacts to our coking coal shipment volumes and to our customers, however, did negatively impact our profits by more than $12 million during the three months ended June 30, 2024.

With respect to the global coking coal market, we believe that underinvestment in the sector in recent years underlies longer-term market dynamics. Overall, underinvestment in the sector appears likely to persist, as government policies and diminished access to traditional capital markets limits investment in the sector. Additionally, recent reports of new supply disruptions may also support these markets. The duration of specific supply disruptions is unknown. In the current macroeconomic environment, we expect coking coal prices to remain volatile. Longer term, we believe continued limited global capital investment in new coking coal production capacity, normal reserve depletion, and an eventual return to economic growth will provide support to coking coal markets.

During the six months ended June 30, 2024, domestic thermal coal consumption was pressured by a generally mild winter heating season in most of the heavily populated areas of the United States, low power demand, low natural gas prices, increased subsidized renewable generation, and high utility coal stockpiles. Currently, natural gas prices are at levels such that natural gas generation economically dispatches ahead of thermal coal generation in most instances. However, we believe that during the summer demand season most thermal generating facilities will operate at least some of the time to meet peak demand levels, regardless of economics. We have firm sales commitments for the current year for our thermal segment at volume levels that support economic mine operations, even though delivery of some of this volume is being deferred by agreement with some customers. Longer term, we continue to believe thermal coal demand in the United States will remain pressured by continuing increases in subsidized renewable generation sources, particularly wind and solar, competition from natural gas, and planned retirements of coal fueled generating facilities. Despite continuing moderation in the United States, international thermal coal markets remain strong, and the years ended December 31, 2022 and December 31, 2023 were record global production years, supporting continued export opportunities for our thermal operations.

Currently, planned production levels at our thermal operations correspond with existing sales commitments. We are concurrently shrinking our operational footprint at our Powder River Basin operations and putting in place funding to pay for the eventual closure and final reclamation of these operations. During the first six months of 2024, we contributed $3.7 million to our fund for asset retirement obligations, representing interest earned, bringing our total to $146.0 million. We plan to continue to grow the thermal mine reclamation fund through interest earnings. Longer term, we will maintain our focus on aligning our thermal production rates with the expected secular decline in domestic coal-fired power generation, while maximizing sales into export and industrial markets, and maintaining flexibility to react to short-term market fluctuations.

Results of Operations

Three Months Ended June 30, 2024 and 2023

Revenues. Our revenues include sales to customers of coal produced at our operations and coal purchased from third parties. Transportation costs are included in cost of coal sales and amounts billed by us to our customers for transportation are included in revenues.

Coal sales. The following table summarizes information about our coal sales during the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023	(Decrease) / Increase

	(In thousands)
Coal sales	$608,751	$757,294	$(148,543)
Tons sold	13,241	18,713	(5,472)

On a consolidated basis, coal sales in the second quarter of 2024 were approximately $148.5 million, or 19.6%, less than in the second quarter of 2023, while tons sold decreased approximately 5.5 million tons, or 29.2%. Coal sales from Metallurgical sales decreased approximately $75.8 million, primarily due to decreased pricing and volume. Thermal coal sales decreased approximately $72.7 million due to decreased sales volume at our Powder River Basin operations partially offset by increased pricing from a higher percentage of West Elk in the sales mix. See the discussion in “Operational Performance” for further information about segment results.

Costs, expenses and other. The following table summarizes costs, expenses and other components of operating income during the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023	Increase (Decrease) in Net Income

	(In thousands)
Cost of sales (exclusive of items shown separately below)	$528,684	$606,127	$77,443
Depreciation, depletion and amortization	38,439	36,077	(2,362)
Accretion on asset retirement obligations	5,870	5,293	(577)
Selling, general and administrative expenses	22,518	22,791	273
Other operating income, net	(2,410)	(2,010)	400
Total costs, expenses and other	$593,101	$668,278	$75,177

Cost of sales. Our cost of sales for the second quarter of 2024 decreased approximately $77.4 million, or 12.8%, versus the second quarter of 2023. The decrease in cost of sales is due to decreased sales sensitive costs of approximately $43.4 million, which includes a $12.8 million West Virginia severance tax rebate received during the current quarter, reduced repairs and supplies costs of approximately $25.5 million, and lower transportation costs of approximately $11.3 million. This rebate is related to a law passed several years ago to encourage investment in the state and is based on capital improvement expenditures and employment and production levels. See discussion in “Operational Performance” for further information about segment results.

Depreciation, depletion and amortization. The increase in depreciation, depletion, and amortization in the second quarter of 2024 versus the second quarter of 2023 is primarily related to the additional capital investment in the metallurgical segment in recent years.

Accretion on asset retirement obligations. The increase in accretion expense in the second quarter of 2024 versus the second quarter of 2023 is primarily related to the results of our annual recosting exercise completed during the fourth quarter of 2023.

Selling, general and administrative expenses. The decrease in selling, general and administrative expenses in the second quarter of 2024 versus the second quarter of 2023 was due to a decrease in compensation related expenses.

Other operating income, net. The increase in other operating income, net in the quarter ended June 30, 2024 as compared to the quarter ended June 30, 2023 is due to an increase in transloading income of approximately $2.1 million, an increase of $1.3 million in miscellaneous income, and an increase of $0.5 million in heating oil settlements offset by a decrease in certain coal derivative settlements of approximately $3.6 million (immaterial income in 2024 compared to $3.6 million in income in 2023).

Nonoperating expenses. The following table summarizes our nonoperating expenses during the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023	Increase (Decrease) in Net Income

	(In thousands)
Non-service related pension and postretirement benefit (costs) credits	$(285)	$593	$(878)
Total nonoperating expenses	$(285)	$593	$(878)

Non-service related pension and postretirement benefit (costs) credits. See Note 12, “Employee Benefit Plans” to the Condensed Consolidated Financial Statements for additional information.

Provision for income taxes. The following table summarizes our provision for income taxes for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023	Increase (Decrease) in Net Income

	(In thousands)
Provision for income taxes	$2,002	$12,920	$10,918

See Note 8, “Income Taxes,” to the Condensed Consolidated Financial Statements for additional information regarding the comparison of the income tax provision at the statutory rate to the actual provision for taxes.

Six Months Ended June 30, 2024 and 2023

Revenues. Our revenues include sales to customers of coal produced at our operations and coal purchased from third parties. Transportation costs are included in cost of coal sales and amounts billed by us to our customers for transportation are included in revenues.

Coal sales. The following table summarizes information about our coal sales during the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023	(Decrease) / Increase

	(In thousands)
Coal sales	$1,288,941	$1,627,225	$(338,284)
Tons sold	28,215	37,890	(9,675)

On a consolidated basis, coal sales in the first half of 2024 were approximately $338.3 million, or 20.8%, less than in the first half of 2023, while tons sold decreased approximately 9.7 million tons, or 25.5%. Coal sales from Metallurgical operations decreased approximately $194.9 million primarily due to lower realized pricing. Thermal coal sales decreased approximately $143.4 million due to decreased sales volume in the Powder River Basin operations. See the discussion in “Operational Performance” for further information about segment results.

Costs, expenses and other. The following table summarizes costs, expenses and other components of operating income during the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023	Increase (Decrease) in Net Income

	(In thousands)
Cost of sales (exclusive of items shown separately below)	$1,096,407	$1,177,864	$81,457
Depreciation, depletion and amortization	77,259	71,556	(5,703)
Accretion on asset retirement obligations	11,739	10,585	(1,154)
Selling, general and administrative expenses	48,105	48,813	708
Other operating income, net	(18,393)	(7,179)	11,214
Total costs, expenses and other	$1,215,117	$1,301,639	$86,522

Cost of sales. Our cost of sales for the first half of 2024 decreased approximately $81.5 million, or 6.9%, versus the first half of 2023. The decrease in cost of sales is directly attributable to decreased sales sensitive costs of approximately $73.5 million, which includes a $12.8 million West Virginia severance tax rebate recorded during the current year, repairs and supplies costs of approximately $46.7 million offset by increased labor and benefits costs of approximately $26.7 million. This rebate is related to a law passed several years ago to encourage investment in the state and is based on capital improvement expenditures and employment and production levels. See discussion in “Operational Performance” for further information about segment results.

Depreciation, depletion, and amortization. The increase in depreciation, depletion, and amortization in the first half of 2024 versus the first half of 2023 primarily related to the additional capital investment in the metallurgical segment in the current year.

Accretion on asset retirement obligations. The increase in accretion expense in the first half of 2024 versus the first half of 2023 is primarily related to the results of our annual recosting exercise completed during the fourth quarter of 2023.

Selling, general and administrative expenses. Selling, general and administrative expenses in the first half of 2024 decreased versus the first half of 2023, primarily due to decreased compensation costs of approximately $3.2 million, partially offset by an increase in professional services of approximately $2.3 million.

Other operating income, net. The increase in other operating income, net in the first half of 2024 compared to the first half of 2023 is due to increased miscellaneous income of $12.6 million, which is primarily due to the net favorable impact of a $9.1 million gain during the first quarter related to coordinating the start-up of the Leer longwall to allow for relocation of power lines that were to be undermined, an increase of $5.1 million in transloading income, and an increase of $1.5 million in heating oil settlements offset by decreased income from certain coal derivative settlements of approximately $6.3 million (immaterial income in 2024 compared to $6.3 million in income in 2023).

Nonoperating expenses. The following table summarizes our nonoperating expenses during the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023	Increase (Decrease) in Net Income

	(In thousands)
Non-service related pension and postretirement benefit (costs) credits	$(571)	$1,185	$(1,756)
Net loss resulting from early retirement of debt	—	(1,126)	1,126
Total non-operating expenses	$(571)	$59	$(630)

Non-service related pension and postretirement benefit (costs) credits. See Note 12, “Employee Benefit Plans” to the Condensed Consolidated Financial Statements for additional information.

Provision for income taxes. The following table summarizes our provision for income taxes during the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023	Increase (Decrease) in Net Income

	(In thousands)
Provision for income taxes	$5,721	$50,058	$44,337

See Note 8, “Income Taxes” to the Condensed Consolidated Financial Statements for a reconciliation of the federal income tax provision at the statutory rate to the actual provision for income taxes.

Operational Performance

Three and Six Months Ended June 30, 2024 and 2023

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

The following table shows results by operating segment for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Variance	2024	2023	Variance
Metallurgical
Tons sold (in thousands)	2,168	2,461	(293)	4,321	4,616	(295)
Coal sales per ton sold	$131.97	$143.67	$(11.70)	$140.93	$171.95	$(31.02)
Cash cost per ton sold	$91.03	$89.94	$(1.09)	$92.66	$86.54	$(6.12)
Cash margin per ton sold	$40.94	$53.73	$(12.79)	$48.27	$85.41	$(37.14)
Adjusted EBITDA (in thousands)	$87,276	$132,839	$(45,563)	$216,811	$395,896	$(179,085)
Thermal
Tons sold (in thousands)	11,073	16,252	(5,179)	23,894	33,274	(9,380)
Coal sales per ton sold	$18.03	$16.81	$1.22	$17.80	$17.67	$0.13
Cash cost per ton sold	$18.07	$15.04	$(3.03)	$17.85	$15.42	$(2.43)
Cash margin per ton sold	$(0.04)	$1.77	$(1.81)	$(0.05)	$2.24	$(2.29)
Adjusted EBITDA (in thousands)	$1,067	$29,179	$(28,112)	$1,999	$75,434	$(73,435)

This table reflects numbers reported under a basis that differs from U.S. GAAP. See “Reconciliation of Non-GAAP measures” below for explanation and reconciliation of these amounts to the nearest GAAP measures. Other companies may calculate these per ton amounts differently, and our calculation may not be comparable to other similarly titled measures.

Metallurgical — Adjusted EBITDA for the three and six months ended June 30, 2024, decreased from the three and six months ended June 30, 2023, due to decreased tons sold and coal sales per ton sold, as well as increased cash cost per ton sold. As discussed previously in the “Overview,” coal sales per ton sold declined from the prior year periods, as weak global economic growth muted demand for finished steel products and an increase in high quality coking coal supply in international markets exerted downward pressure on international coking coal prices. Also, tons sold were negatively impacted by the collapse of the Francis Scott Key Bridge, which effectively blocked our shipments of coking coal from one of our two main coking coal ports, the Curtis Bay Terminal (CBT), for most of the three months ending June 30, 2024. Furthermore, our profits were negatively impacted by more than $12 million related to our efforts to mitigate the impact of the collapse of the Francis Scott Key Bridge. Cash cost per ton sold increased primarily due to decreased shipment volume. Our cash cost per ton sold benefitted in the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023, from a severance tax rebate of $12.8 million from the state of

West Virginia received during the current quarter. This rebate is related to a law passed several years ago to encourage investment in the state and is based on capital investments that increase employment and production levels in the state.

Our Metallurgical segment sold 2.0 million tons of coking coal and 0.1 million tons of associated thermal coal in the three months ended June 30, 2024, compared to 2.3 million tons of coking coal and 0.2 million tons of associated thermal coal in the three months ended June 30, 2023. For the six months ended June 30, 2024, we sold 3.9 million tons of coking coal and 0.4 million tons of associated thermal coal, compared to 4.3 million tons of coking coal and 0.3 million tons of associated thermal coal in the six months ended June 30, 2023. Longwall operations accounted for approximately 75% of our shipment volume in the three months ended June 30, 2024, compared to approximately 72% of our shipment volume in the three months ended June 30, 2023, and approximately 75% of our shipment volume in the six months ended June 30, 2024, compared to approximately 76% in the six months ended June 30, 2023.

Thermal — Adjusted EBITDA for the three and six months ended June 30, 2024, decreased compared to the three and six months ended June 30, 2023, due to decreased tons sold and increased cash cost per ton sold. As discussed previously in the “Overview,” tons sold declined due to weakness in the domestic thermal market related to low power demand, low natural gas prices, and increased renewable generation. Cash cost per ton sold increased primarily due to the decrease in sales volumes. Coal sales per ton sold increased, particularly in the three months ended June 30, 2024, compared to the three months ended June 30, 2023, due to an increase in the percentage of higher value West Elk sales in the sales mix.

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

			Idle and
Three Months Ended June 30, 2024	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Revenues in the Condensed Consolidated Income Statements	$375,958	$232,793	$—	$608,751
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Transportation costs	89,794	33,126	—	122,920
Non-GAAP Segment coal sales revenues	$286,164	$199,667	$—	$485,831
Tons sold	2,168	11,073
Coal sales per ton sold	$131.97	$18.03

			Idle and
Three Months Ended June 30, 2023	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Revenues in the Condensed Consolidated Income Statements	$451,752	$305,542	$—	$757,294
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	—	(3,587)	—	(3,587)
Transportation costs	98,221	36,004	—	134,225
Non-GAAP Segment coal sales revenues	$353,531	$273,125	$—	$626,656
Tons sold	2,461	16,252
Coal sales per ton sold	$143.67	$16.81

			Idle and
Six Months Ended June 30, 2024	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Revenues in the Condensed Consolidated Income Statements	$793,023	$495,918	$—	$1,288,941
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Transportation costs	184,055	70,612	—	254,667
Non-GAAP Segment coal sales revenues	$608,968	$425,306	$—	$1,034,274
Tons sold	4,321	23,894
Coal sales per ton sold	$140.93	$17.80

			Idle and
Six Months Ended June 30, 2023	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Revenues in the Condensed Consolidated Income Statements	$987,923	$639,302	$—	$1,627,225
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	—	(6,254)	—	(6,254)
Transportation costs	194,275	57,725	—	252,000
Non-GAAP Segment coal sales revenues	$793,648	$587,831	$—	$1,381,479
Tons sold	4,616	33,274
Coal sales per ton sold	$171.95	$17.67

Segment cash cost per ton sold

Non-GAAP Segment cash cost per ton sold is calculated as segment cash cost of coal sales divided by segment tons sold. Segment cash cost of coal sales is adjusted for transportation costs, and may be adjusted for other items that, due to generally accepted accounting principles, are classified in “other income” on the Condensed Consolidated Income Statements, but relate directly to the costs incurred to produce coal. Segment cash cost per ton sold is not a measure of financial performance in accordance with generally accepted accounting principles. We believe segment cash cost per ton sold better reflects our controllable costs and our operating results by including all costs incurred to produce coal. The adjustments made to arrive at these measures are significant in understanding and assessing our financial condition. Therefore, segment cash cost of coal sales should not be considered in isolation, nor as an alternative to cost of sales under generally accepted accounting principles.

			Idle and
Three Months Ended June 30, 2024	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Cost of sales in the Condensed Consolidated Income Statements	$287,187	$232,298	$9,199	$528,684
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other income"	—	(900)	—	(900)
Transportation costs	89,794	33,126	—	122,920
Cost of coal sales from idled or otherwise disposed operations not included in segments	—	—	4,692	4,692
Other (operating overhead, certain actuarial, etc.)	—	—	4,507	4,507
Non-GAAP Segment cash cost of coal sales	$197,393	$200,072	$—	$397,465
Tons sold	2,168	11,073
Cash Cost Per Ton Sold	$91.03	$18.07

			Idle and
Three Months Ended June 30, 2023	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Cost of sales in the Condensed Consolidated Income Statements	$319,549	$279,028	$7,550	$606,127
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other income"	—	(1,425)	—	(1,425)
Transportation costs	98,221	36,004	—	134,225
Cost of coal sales from idled or otherwise disposed operations not included in segments	—	—	5,157	5,157
Other (operating overhead, certain actuarial, etc.)	—	—	2,393	2,393
Non-GAAP Segment cash cost of coal sales	$221,328	$244,449	$—	$465,777
Tons sold	2,461	16,252
Cash Cost Per Ton Sold	$89.94	$15.04

			Idle and
Six Months Ended June 30, 2024	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Cost of sales in the Condensed Consolidated Income Statements	$584,438	$495,226	$16,743	$1,096,407
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other income"		(1,800)	—	(1,800)
Transportation costs	184,055	70,612	—	254,667
Cost of coal sales from idled or otherwise disposed operations not included in segments	—	—	8,981	8,981
Other (operating overhead, certain actuarial, etc.)	—	—	7,762	7,762
Non-GAAP Segment cash cost of coal sales	$400,383	$426,414	$—	$826,797
Tons sold	4,321	23,894
Cash Cost Per Ton Sold	$92.66	$17.85

			Idle and
Six Months Ended June 30, 2023	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Cost of sales in the Condensed Consolidated Income Statements	$593,722	$568,534	$15,608	$1,177,864
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other income"	—	(2,433)	—	(2,433)
Transportation costs	194,275	57,725	(2)	251,998
Cost of coal sales from idled or otherwise disposed operations not included in segments	—	—	10,335	10,335
Other (operating overhead, certain actuarial, etc.)	—	—	5,275	5,275
Non-GAAP Segment cash cost of coal sales	$399,447	$513,242	$—	$912,689
Tons sold	4,616	33,274
Cash Cost Per Ton Sold	$86.54	$15.42

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net income	$14,833	$77,353	$70,786	$275,461
Provision for income taxes	2,002	12,920	5,721	50,058
Interest expense, net	(1,470)	(664)	(3,254)	126
Depreciation, depletion and amortization	38,439	36,077	77,259	71,556
Accretion on asset retirement obligations	5,870	5,293	11,739	10,585
Non-service related pension and postretirement benefit costs (credits)	285	(593)	571	(1,185)
Net loss resulting from early retirement of debt	—	—	—	1,126
Adjusted EBITDA	59,959	130,386	162,822	407,727
EBITDA from idled or otherwise disposed operations	3,695	4,664	7,392	8,696
Selling, general and administrative expenses	22,518	22,791	48,105	48,813
Other	2,172	4,177	491	6,094
Segment Adjusted EBITDA from coal operations	$88,344	$162,018	$218,810	$471,330

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

Our priority is to maintain our strong financial position with substantial liquidity and low levels of debt and other liabilities, while returning significant value to our stockholders. We ended the first half of 2024 with cash, cash equivalents and short-term investments of $279.3 million and total liquidity of $366.3 million. During the first half of 2024, capital expenditures were approximately $92.4 million, and we expect our capital spending to remain at maintenance levels for the foreseeable future. We believe our current liquidity level is sufficient to fund our business and meet both our short-term (the next twelve months) and reasonably foreseeable long-term requirements and obligations including our capital return policy. We expect to maintain minimum liquidity levels of approximately $250 million to $300 million, with a substantial portion of that held in cash.

For the six months ended June 30, 2024, we paid approximately $63.8 million to our stockholders in the form of dividends and spent approximately $30.7 million to repurchase our common stock. We remain committed to returning 100% of our excess cash flow to shareholders through share repurchases and dividends. Any dividends (fixed or variable) actually paid will be determined by our Board of Directors considering the existing conditions and circumstances, including our earnings, financial condition, capital preservation, and other factors. In the second quarter of 2024, our discretionary cash flow was negatively impacted by the Francis Scott Key Bridge collapse, including direct impacts to pricing and transportation costs and indirect impacts resulting from changes in the timing of coal shipments. As a result, discretionary cash flows for the quarter do not support a variable dividend in excess of our fixed dividend and our Board has declared a fixed dividend of $0.25 per share that will be paid on September 13, 2024 to stockholders of record as of August 30, 2024.

During the second quarter of 2022, the Board of Directors increased the remaining outstanding authorization for share repurchases to $500 million. During the quarter ended June 30, 2024, we repurchased shares of our common stock for approximately $15.0 million bringing total repurchases to 12,385,695 shares for approximately $1.1 billion since the inception of the program in 2017. As of June 30, 2024, there is $187 million of remaining authorization under the program. The timing of any future share repurchases, and the ultimate number of shares to be purchased, will depend on a number of factors, including business and market conditions, our future financial performance, and other capital priorities. The shares will be acquired in the open market or through private transactions in accordance with Securities and Exchange Commission requirements. Our share repurchase program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock.

On January 18, 2023, the Office of Workers’ Compensation Programs (“OWCP”) proposed revisions to regulations under the Black Lung Benefits Act governing authorization of self-insurers.  The revisions seek to codify the practice of basing a self-insured operator’s security requirement on an actuarial assessment of its total present and future black lung liability.  A material change to the regulations is the requirement that all self-insured operators must post security equal to 120% of their projected black lung liabilities. The proposed regulations were posted to the Federal Register on January 19, 2023 with written comments to be accepted within 60 days of this date.  A subsequent extended comment period expired on April 19, 2023. On May 10, 2024 the OWCP forwarded its final rule establishing requirements for Black Lung Benefits Act self-insurance to the Office of Management and Budget (“OMB”) for review. OMB is charged by various executive orders to review significant regulations. OMB reviews are limited to 90 days and may be extended by an additional 30 days; however, OMB reviews often take longer. At this stage in the rulemaking process, no rule text is publicly available, and the final regulations have not yet been published. If the above regulation is codified into law, the Company will be required to post additional collateral to maintain its self-insured status. The Company is evaluating alternatives to self-insurance, including the purchase of commercial insurance to cover these claims.  Additionally, the Company is assessing additional sources of liquidity, and other items to satisfy the proposed regulations.

On February 8, 2024, the Company entered into a new senior secured term loan credit agreement in the principal amount of $20.0 million (the “Term Loan”) with PNC Bank, National Association, as administrative and collateral agent. The Term Loan requires quarterly principal amortization payments of $3.3 million and matures on June 30, 2025. The interest rate on the facility is, at the option of Arch Resources, either (i) the Secured Overnight Financing Rate (“SOFR”) plus a SOFR adjustment of 0.10% plus an applicable margin of 3.00%, subject to a SOFR floor of 0.00%, or (ii) a base rate plus an applicable margin of 2.00%.

The table below summarizes our availability under our credit facilities as of June 30, 2024:

			Letters of
		Borrowing	Credit		Contractual
	Face Amount	Base	Outstanding	Availability	Expiration
	(Dollars in thousands)
Securitization Facility	$150,000	$114,700	$51,948	$62,752	August 1, 2025
Inventory Facility	50,000	50,000	26,200	23,800	August 3, 2025
Total	$200,000	$164,700	$78,148	$86,552

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

Contractual Obligations

Our contractual obligations include long-term debt and related interest, leases, coal lease rights, coal purchase obligations, and unconditional purchase obligations. As discussed above, we increased our long-term debt by a principal amount of $20 million under our Term Loan during the first three months of 2024. There have been no other material changes to our contractual obligations from our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Cash Flow

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
(In thousands)
Cash provided by (used in):
Operating activities	$187,446	$322,886
Investing activities	(102,360)	(83,491)
Financing activities	(129,186)	(273,962)

Cash provided by operating activities decreased approximately $135.4 million compared to the prior year, primarily due to a decrease in results from operations discussed in the “Overview” and “Operational Performance” sections above offset by a net favorable change in working capital of approximately $112.0 million when compared to prior year.

Cash used in investing activities increased in the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to increased capital expenditures of approximately $15.8 million for maintenance capital and increase in net short-term investment activity of approximately $6.4 million.

Cash used in financing activities declined $144.8 million compared to the prior period due to a decrease of approximately $76.0 million in overall net debt payments compared to the prior year, reduction in dividends paid of approximately $48.2 million, a decrease in share repurchases of $63.1 million, and a decrease of $43.7 million of proceeds from warrants exercised in the prior year.

Critical Accounting Estimates

We prepare our financial statements in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Management bases our estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. There have been no material changes to our critical accounting estimates as discussed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Our sales commitments for 2024 were as follows as of June 30, 2024:

	2024
	Tons	$ per ton
Metallurgical	(in millions)
Committed, North America Priced Coking	1.5	$157.05
Committed, North America Unpriced Coking	—
Committed, Seaborne Priced Coking	3.4	151.12
Committed, Seaborne Unpriced Coking	2.5

Committed, Priced Thermal	0.6	32.00
Committed, Unpriced Thermal	0.1

Thermal
Committed, Priced	52.4	$17.26
Committed, Unpriced	0.6

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

We are exposed to price risk with respect to diesel fuel purchased for use in our operations. We anticipate purchasing approximately 30 to 35 million gallons of diesel fuel for use in our operations annually. To protect our cash flows from increases in the price of diesel fuel for our operations, we use forward physical diesel purchase contracts, purchased heating oil call options and New York Mercantile Exchange (“NYMEX”) gulf coast diesel swaps and options. At June 30, 2024, the Company had protected the price of expected diesel fuel purchases for the remainder of 2024 with approximately 12 million gallons of heating oil call options with an average strike price of $3.06 per gallon. These positions are not designated as hedges for accounting purposes, and therefore, changes in the fair value are recorded immediately to earnings.

Item 4.Controls and Procedures

We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date. There were no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A summary of our common stock repurchases during the three months ended June 30, 2024 is set forth in the table below:

				Approximate
			Total Number of	Dollar Value of
			Shares	Shares that May
			Purchased as	Yet Be
	Total Number		Part of Publicly	Purchased
	Shares	Average Price	Announced	Under the Plan
Date	Purchased	Paid per Share	Plans	(in thousands)
April 1 through April 30, 2024	94,367	$158.94	94,367	$186,955
May 1 through May 31, 2024	—	$—	—	$186,955
June 1 through June 30, 2024	—	$—	—	$186,955
Total	94,367	$158.94	94,367

In the first half of 2024, we repurchased 189,068 shares at an average price of $162.62 per share for an aggregate purchase price of approximately $30.7 million. As of June 30, 2024, we had repurchased 12,385,695 shares at an average share price of $92.08 per share for an aggregate purchase price of approximately $1.1 billion since inception of the stock repurchase program in 2017, and the remaining authorized amount for stock repurchases under this program is approximately $187 million.

Item 4.Mine Safety Disclosures

The statement concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024.

Item 5.Other Information

During the three months ended June 30, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (1) Condensed Consolidated Income Statements, (2) Condensed Consolidated Statements of Comprehensive Income, (3) Condensed Consolidated Balance Sheets, (4) Condensed Consolidated Statements of Cash Flows, (5) Condensed Consolidated Statements of Stockholders’ Equity and (6) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

July 25, 2024