Form 10-Q
period 2024-09-30
ARCH RESOURCES, INC.
filed 2024-11-05
CIK 1037676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

or

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

At October 31, 2024 there were 18,108,609 shares of the registrant’s common stock outstanding.

Part I

FINANCIAL INFORMATION

Item 1.Financial Statements.

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(Unaudited)		(Unaudited)
Revenues	$617,899	$744,601	$1,906,840	$2,371,826
Costs, expenses and other operating
Cost of sales (exclusive of items shown separately below)	558,596	596,889	1,655,003	1,774,753
Depreciation, depletion and amortization	40,890	36,717	118,149	108,273
Accretion on asset retirement obligations	5,869	5,292	17,608	15,877
Selling, general and administrative expenses	20,603	24,279	68,708	73,092
Merger related costs	7,002	—	7,002	—
Severance costs related to voluntary separation plan	6,649	—	6,649	—
Other operating income, net	(5,461)	(2,858)	(23,854)	(10,037)
	634,148	660,319	1,849,265	1,961,958

Income (loss) from operations	(16,249)	84,282	57,575	409,868

Interest expense, net
Interest expense	(3,912)	(3,120)	(12,161)	(10,783)
Interest and investment income	5,665	4,803	17,168	12,340
	1,753	1,683	5,007	1,557

Income (loss) before nonoperating expenses	(14,496)	85,965	62,582	411,425

Nonoperating expense
Non-service related pension and postretirement benefit credits	1,667	4,507	1,096	5,692
Net loss resulting from early retirement of debt	—	—	—	(1,126)
	1,667	4,507	1,096	4,566

Income (loss) before income taxes	(12,829)	90,472	63,678	415,991
(Benefit from) provision for income taxes	(6,608)	16,781	(887)	66,839
Net income (loss)	$(6,221)	$73,691	$64,565	$349,152

Net income (loss) per common share
Basic earnings (loss) per share	$(0.34)	$4.05	$3.55	$19.20
Diluted earnings (loss) per share	$(0.34)	$3.91	$3.50	$18.12
Weighted average shares outstanding
Basic weighted average shares outstanding	18,097	18,187	18,180	18,189
Diluted weighted average shares outstanding	18,097	18,840	18,450	19,270
Dividends declared per common share	$0.25	$3.97	$3.01	$9.53

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(Unaudited)		(Unaudited)
Net income (loss)	$(6,221)	$73,691	$64,565	$349,152

Pension, postretirement and other post-employment benefits
Comprehensive loss before tax	(2,006)	(9,770)	(6,018)	(15,560)
Provision for income taxes	427	2,147	1,281	3,419
	(1,579)	(7,623)	(4,737)	(12,141)
Available-for-sale securities
Comprehensive income before tax	192	54	201	15
Provision for income taxes	(41)	(12)	(43)	(4)
	151	42	158	11

Total other comprehensive loss	(1,428)	(7,581)	(4,579)	(12,130)
Total comprehensive income (loss)	$(7,649)	$66,110	$59,986	$337,022

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	September 30, 2024	December 31, 2023
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$219,595	$287,807
Short-term investments	36,347	32,724
Restricted cash	1,100	1,100
Trade accounts receivable (net of $0 allowance at September 30, 2024 and December 31, 2023)	239,994	273,522
Other receivables	8,580	13,700
Inventories	235,091	244,261
Other current assets	47,716	64,653
Total current assets	788,423	917,767
Property, plant and equipment, net	1,238,534	1,228,891
Other assets
Deferred income taxes	126,608	124,024
Equity investments	23,088	22,815
Fund for asset retirement obligations	147,932	142,266
Other noncurrent assets	46,293	48,410
Total other assets	343,921	337,515
Total assets	$2,370,878	$2,484,173

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$153,189	$205,001
Accrued expenses and other current liabilities	112,767	127,617
Current maturities of debt	126,897	35,343
Total current liabilities	392,853	367,961
Long-term debt	—	105,252
Asset retirement obligations	267,486	255,740
Accrued pension benefits	816	878
Accrued postretirement benefits other than pension	46,530	47,494
Accrued workers’ compensation	158,902	154,650
Other noncurrent liabilities	60,337	72,742
Total liabilities	926,924	1,004,717
Stockholders' equity
Common stock, $0.01 par value, authorized 300,000 shares, issued 30,805 and 30,557 shares at September 30, 2024 and December 31, 2023, respectively	308	306
Paid-in capital	764,202	720,029
Retained earnings	1,839,125	1,830,018
Treasury stock, 12,701 and 12,197 shares at September 30, 2024 and December 31, 2023, respectively, at cost	(1,193,884)	(1,109,679)
Accumulated other comprehensive income	34,203	38,782
Total stockholders’ equity	1,443,954	1,479,456
Total liabilities and stockholders’ equity	$2,370,878	$2,484,173

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2024	2023

Operating activities	(Unaudited)
Net income	$64,565	$349,152
Adjustments to reconcile to cash from operating activities:
Depreciation, depletion and amortization	118,149	108,273
Accretion on asset retirement obligations	17,608	15,877
Deferred income taxes	(1,345)	66,561
Employee stock-based compensation expense	15,819	19,699
Amortization relating to financing activities	2,168	1,317
Gain on disposals and divestitures, net	(213)	(714)
Reclamation work completed	(6,038)	(17,642)
Contribution to fund for asset retirement obligations	(5,667)	(4,421)
Changes in:
Receivables	39,936	(49,950)
Inventories	9,169	(10,199)
Accounts payable, accrued expenses and other current liabilities	(62,824)	(31,241)
Income taxes, net	258	(999)
Other	20,774	8,105
Cash provided by operating activities	212,359	453,818
Investing activities
Capital expenditures	(126,888)	(121,030)
Minimum royalty payments	(988)	(1,113)
Proceeds from disposals and divestitures	219	1,363
Purchases of short-term investments	(41,397)	(23,386)
Proceeds from sales of short-term investments	38,244	30,417
Investments in and advances to affiliates, net	(10,330)	(12,210)
Cash used in investing activities	(141,140)	(125,959)
Financing activities
Proceeds from issuance of term loan due 2025	20,000	—
Payments on term loan due 2025	(6,666)	—
Payments on term loan due 2024	(3,502)	(2,250)
Payments on convertible debt	—	(58,430)
Net payments on other debt	(23,717)	(30,568)
Debt financing costs	(1,516)	—
Purchases of treasury stock	(30,747)	(122,502)
Dividends paid	(68,944)	(183,790)
Payments for taxes related to net share settlement of equity awards	(24,339)	(27,230)
Proceeds from warrants exercised	—	43,949
Cash used in financing activities	(139,431)	(380,821)
Decrease in cash and cash equivalents, including restricted cash	(68,212)	(52,962)
Cash and cash equivalents, including restricted cash, beginning of period	$288,907	$237,159
Cash and cash equivalents, including restricted cash, end of period	$220,695	$184,197
Cash and cash equivalents, including restricted cash, end of period
SUPPLEMENTAL CASH FLOW INFORMATION
Cash and cash equivalents	$219,595	$183,097
Restricted Cash	1,100	1,100
Cash and cash equivalents, including restricted cash, end of period	$220,695	$184,197

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Treasury	Accumulated Other
	Common	Paid-In	Retained	Stock at	Comprehensive
	Stock	Capital	Earnings	Cost	Income (Loss)	Total

	(In thousands, except per share data)
Balances at January 1, 2024	$306	$720,029	$1,830,018	$(1,109,679)	$38,782	$1,479,456
Dividends on common shares	—	—	(30,671)	—	—	(30,671)
Dividend Equivalents earned on RSU grants	—	72	(679)	—	—	(607)
Purchase of 94,701 shares of common stock under share repurchase program	—	—	—	(16,432)	—	(16,432)
Receipt of 315,721 shares from the exercise of capped call	—	52,624	—	(52,624)	—	—
Employee stock-based compensation	—	5,588	—	—	—	5,588
Common stock withheld related to net share settlement of equity awards	—	(24,259)	—	—	—	(24,259)
Issuance of 227,981 shares of common stock under long-term incentive plan	2	—	—	—	—	2
Total comprehensive income (loss)	—	—	55,953	—	(1,582)	54,371
Balances at March 31, 2024	$308	$754,054	$1,854,621	$(1,178,735)	$37,200	$1,467,448

Dividends on common shares	—	—	(20,072)	—	—	(20,072)
Dividend equivalents earned on RSU grants	—	49	240	—	—	289
Purchase of 94,367 shares of common stock under share repurchase program	—	—	—	(15,141)	—	(15,141)
Employee stock-based compensation	—	4,857	—	—	—	4,857
Common stock withheld related to net share settlement of equity awards	—	(80)	—	—	—	(80)
Total comprehensive income (loss)	—	—	14,833	—	(1,569)	13,264
Balances at June 30, 2024	$308	$758,880	$1,849,622	$(1,193,876)	$35,631	$1,450,565

Dividends on common shares	—	—	(4,526)	—	—	(4,526)
Dividend equivalents earned on RSU grants	—	11	250	—	—	261
Excise tax on share repurchases	—	—	—	(8)	—	(8)
Employee stock-based compensation	—	5,374	—	—	—	5,374
Other	—	(63)	—	—	—	(63)
Total comprehensive income (loss)	—	—	(6,221)	—	(1,428)	(7,649)
Balances at September 30, 2024	$308	$764,202	$1,839,125	$(1,193,884)	$34,203	$1,443,954

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Treasury	Accumulated Other
	Common	Paid-In	Retained	Stock at	Comprehensive
	Stock	Capital	Earnings	Cost	Income	Total

	(In thousands, except per share data)
Balances at January 1, 2023	$288	$724,660	$1,565,374	$(986,171)	$61,429	$1,365,580
Dividends on common shares	—	—	(55,140)	—	—	(55,140)
Dividend Equivalents earned on RSU grants	—	120	(2,354)	—	—	(2,234)
Purchase of 131,156 shares of common stock under share repurchase program	—	(13)	—	(18,994)	—	(19,007)
Employee stock-based compensation	—	6,767	—	—	—	6,767
Cash paid for convertible debt repurchased	—	(44,486)	—	—	—	(44,486)
Issuance of 275,053 shares of common stock under long-term incentive plan	3	—	—	—	—	3
Common stock withheld related to net share settlement of equity awards	—	(27,055)	—	—	—	(27,055)
Issuance of 1,037,679 shares of common stock for warrants exercised	10	43,719	—	—	—	43,729
Total comprehensive income (loss)	—	—	198,108	—	(2,271)	195,837
Balances at March 31, 2023	$301	$703,712	$1,705,988	$(1,005,165)	$59,158	$1,463,994

Dividends on common shares	—	—	(45,011)	—	—	(45,011)
Dividend equivalents earned on RSU grants	—	98	(669)	—	—	(571)
Purchase of 623,304 shares of common stock under share repurchase program	—	—	—	(74,231)	—	(74,231)
Employee stock-based compensation	—	6,439	—	—	—	6,439
Common stock withheld related to net share settlement of equity awards	—	(162)	—	—	—	(162)
Issuance of 29,487 shares of common stock for warrants exercised	—	31	—	—	—	31
Total comprehensive income (loss)	—	—	77,353	—	(2,278)	75,075
Balances at June 30, 2023	$301	$710,118	$1,737,661	$(1,079,396)	$56,880	$1,425,564

Dividends on common shares	—	—	(71,573)	—	—	(71,573)
Dividend equivalents earned on RSU grants	—	159	(2,311)	—	—	(2,152)
Purchase of 215,551 shares of common stock under share repurchase program	—	—	—	(28,482)		(28,482)
Employee stock-based compensation	—	6,493	—	—	—	6,493
Common stock withheld related to net share settlement of equity awards	—	(13)	—	—	—	(13)
Issuance of 386,782 shares of common stock for warrants exercised	4	199	—	—	—	203
Total comprehensive income (loss)	—	—	73,691	—	(7,581)	66,110
Balances at September 30, 2023	$305	$716,956	$1,737,468	$(1,107,878)	$49,299	$1,396,150

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and Securities and Exchange Commission regulations. In the opinion of management, all adjustments, consisting of normal, recurring accruals considered necessary for a fair presentation, have been included. Results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission.

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

3. Entry into a Material Definitive Agreement with CONSOL

On August 20, 2024, the Company, CONSOL Energy Inc. (“CONSOL”), and Mountain Range Merger Sub Inc., a wholly owned subsidiary of CONSOL (“Merger Sub”), entered into an agreement and plan of merger (the “Merger Agreement”). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Arch (the “Merger”), with Arch thereafter being a wholly-owned subsidiary of CONSOL.

Under the terms of the Merger Agreement, each share of Class A common stock, par value $0.01 per share, of Arch (the “Arch Class A common stock”) and Class B common stock, par value $0.01 per share, of Arch (the “Arch Class B common stock” and together with the Arch Class A common stock, the “Arch common stock”), that is issued and outstanding immediately prior to the effective time of the Merger (other than shares of Arch common stock held by Arch as treasury shares or shares of Arch common stock held by CONSOL or Merger Sub immediately prior to the effective time of the Merger and in each case, not held on behalf of third parties and shares of Arch common stock that are owned by any subsidiary of Arch or CONSOL other than Merger Sub) will be converted automatically into the right to receive, without interest, 1.326 fully paid and nonassessable shares of common stock, par value $0.01 per share, of CONSOL (“CONSOL common stock”) (with cash in lieu of fractional shares).

The Merger Agreement imposes certain restrictions on the conduct of the business of the Company until the closing, such as a requirement to operate in the ordinary course of business and limitations on, among other things, dividends, stock repurchases and debt repurchases, subject, in each case, to certain exceptions.

The Merger is expected to close by the end of the first quarter of 2025, subject to the satisfaction or waiver of certain customary closing conditions, including approval by the Company’s and CONSOL’s stockholders.

The Merger Agreement contains certain termination rights for both the Company and CONSOL. In the event of a termination of the Merger Agreement under certain specified circumstances, the Company or CONSOL may be required to pay the other party a termination fee of $82 million or an expense reimbursement of up to $23.5 million.

During the three months ended September 30, 2024, the Company incurred approximately $7.0 million in transaction costs related to the Merger agreement, all of which were expensed, and are included in the line item “Merger related costs” in the accompanying Condensed Consolidated Statements of Operations.

4. Severance Costs Related to Voluntary Separation Plan

The Company recorded $6.6 million of employee severance expense related to a voluntary separation plan during the three months ended September 30, 2024. This amount is included in “Severance costs related to voluntary separation plan” in the accompanying Condensed Consolidated Statements of Operations. During the three months ended September 30, 2024, 138 employees from the Company’s Thermal Segment accepted the voluntary separation package.

5. Accumulated Other Comprehensive Income (Loss)

The following items are included in accumulated other comprehensive income (loss) (“AOCI”), net of tax:

	Pension,
	Postretirement		Accumulated
	and Other Post-		Other
	Employment	Available-for-	Comprehensive
	Benefits	Sale Securities	Income (loss)

Balances at December 31, 2023	$38,783	$(1)	$38,782
Unrealized gains	—	210	210
Amounts reclassified from accumulated other comprehensive income (loss)	(6,018)	(9)	(6,027)
Tax effect	1,281	(43)	1,238
Balances at September 30, 2024	$34,046	$157	$34,203

The following amounts were reclassified out of AOCI:

	Three Months Ended September 30,		Nine Months Ended September 30,		Line Item in the Condensed Consolidated
Details About AOCI Components	2024	2023	2024	2023	Statements of Operations

	(In thousands)
Pension, postretirement and other post-employment benefits
Amortization of actuarial gains, net [1]	$2,006	$2,792	$6,018	$8,509	Non-service related pension and postretirement benefit credits
Amortization of prior service credits	—	25	—	98	Non-service related pension and postretirement benefit credits
Pension Termination	—	6,953	—	6,953	Non-service related pension and postretirement benefit credits
	2,006	9,770	6,018	15,560	Total before tax
	(427)	(2,147)	(1,281)	(3,419)	Provision for income taxes
	$1,579	$7,623	$4,737	$12,141	Net of tax

Available-for-sale securities [2]	$1	$(40)	$9	$(61)	Interest and investment income
	—	12	(2)	4	(Benefit from) provision for income taxes
	$1	$(28)	$7	$(57)	Net of tax

1 Production-related benefits and workers’ compensation costs are included in costs of sales.

2 The gains and losses on sales of available-for-sale securities are determined on a specific identification basis.

6. Inventories

Inventories consist of the following:

	September 30,	December 31,
	2024	2023

	(In thousands)
Coal	$83,654	$99,174
Repair parts and supplies	151,437	145,087
	$235,091	$244,261

The repair parts and supplies are stated net of an allowance for slow-moving and obsolete inventories of $1.5 million at September 30, 2024 and $1.6 million at December 31, 2023, respectively.

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

The Company’s investments in available-for-sale marketable securities are as follows:

	September 30, 2024

		Gross		Allowance
		Unrealized		for - Credit	Fair
	Cost Basis	Gains	Losses	Losses	Value

	(In thousands)
Available-for-sale:
U.S. government and agency securities	$14,834	$78	$—	$—	$14,912
Corporate notes and bonds	21,303	134	(2)	—	21,435
Total Investments	$36,137	$212	$(2)	$—	$36,347

	December 31, 2023

		Gross		Allowance
		Unrealized		for - Credit	Fair
	Cost Basis	Gains	Losses	Losses	Value

	(In thousands)
Available-for-sale:
U.S. government and agency securities	$28,764	$14	$(5)	$—	$28,773
Corporate notes and bonds	3,951	1	(1)	—	3,951
Total Investments	$32,715	$15	$(6)	$—	$32,724

The aggregate fair value of investments with unrealized losses that had been owned for less than a year was $0.0 million and $2.2 million at September 30, 2024 and December 31, 2023, respectively. The aggregate fair value of investments with unrealized losses that were owned for over a year was $1.2 million and $2.3 million at September 30, 2024 and December 31, 2023, respectively. The unrealized losses in the Company’s portfolio at September 30, 2024 are the result of normal market fluctuations. The Company does not intend to sell these investments before recovery of their amortized cost base.

The debt securities outstanding at September 30, 2024 have maturity dates ranging from the fourth quarter of 2024 through the third quarter of 2029. The Company classifies its investments as current based on the nature of the investments and their availability to provide cash for use in current operations, if needed.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
	2024	2023

	(In thousands)
Payroll and employee benefits	$38,481	$37,259
Taxes other than income taxes	36,028	51,155
Interest	1,393	2,395
Workers’ compensation	16,980	18,724
Asset retirement obligations	5,913	6,089
Other	13,972	11,995
	$112,767	$127,617

9. Debt and Financing Arrangements

	September 30,	December 31,
	2024	2023

	(In thousands)
Term loan due 2025 ($13.3 million face value)	$13,333	$—
Term loan due 2024	—	3,502
Tax Exempt Bonds ($98.1 million face value)	98,075	98,075
Other	16,812	40,529
Debt issuance costs	(1,323)	(1,511)
	126,897	140,595
Less: current maturities of debt	126,897	35,343
Long-term debt	$—	$105,252

Term Loan Facility

On February 8, 2024, the Company entered into a new senior secured term loan credit agreement in the principal amount of $20.0 million (the “Term Loan”) with PNC Bank, National Association, as administrative and collateral agent. The Term Loan requires quarterly principal amortization payments of $3.3 million and matures on June 30, 2025. The interest rate on the facility is, at the option of Arch Resources, either (i) Secured Overnight Financing Rate (“SOFR”) plus a SOFR adjustment of 0.10% plus an applicable margin of 3.00%, subject to a SOFR floor of 0.00%, or (ii) a base rate plus an applicable margin of 2.00%.

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

The Term Loan contains customary affirmative and negative covenants and representations; and customary events of default, subject to customary thresholds and exceptions. As of September 30, 2024, the Company was in compliance with the Term Loan debt covenants.

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

Under the Securitization Facility, Arch Receivable, Arch Resources and certain of Arch Resources’ subsidiaries party to the Securitization Facility have granted to the administrator of the Securitization Facility a first priority security interest in eligible trade accounts receivable generated by such parties from the sale of coal and all proceeds thereof. As of September 30, 2024, letters of credit totaling $50.5 million were outstanding under the facility with $79.6 million available for borrowings.

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

The Inventory Facility contains certain customary affirmative and negative covenants; events of default, subject to customary thresholds and exceptions; and representations, including certain cash management and reporting requirements that are customary for asset-based credit facilities. The Inventory Facility also includes a requirement to maintain liquidity equal to or exceeding $100 million at all times. As of September 30, 2024, letters of credit totaling $26.2 million were outstanding under the facility with $23.8 million available for borrowings.

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

Tax Exempt Bonds

On July 2, 2020, the West Virginia Economic Development Authority (the “Issuer”) issued $53.1 million aggregate principal amount of Solid Waste Disposal Facility Revenue Bonds (Arch Resources Project), Series 2020 (the “Tax Exempt Bonds”) pursuant to an Indenture of Trust dated as of June 1, 2020 between the Issuer and Citibank, N.A., as trustee (the “Trustee”). On March 4, 2021, the Issuer issued an additional $45.0 million of Series 2021 Tax Exempt Bonds. The proceeds of the Tax Exempt Bonds were loaned to the Company pursuant to a Loan Agreement dated as of June 1, as supplemented by a First Amendment to Loan Agreement dated as of March 1, 2021 (collectively, the “Loan Agreement”), each between the Issuer and the Company. The Tax Exempt Bonds are payable solely from payments to be made by the Company under the Loan Agreement as evidenced by a Note from the Company to the Trustee. The proceeds of the Tax Exempt Bonds have been used to finance certain costs of the acquisition, construction, reconstruction, and equipping of solid waste disposal facilities at the Company’s Leer South development, and for capitalized interest and certain costs related to issuance of the Tax Exempt Bonds.

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

During the nine months ended September 30, 2023, the Company repurchased the remaining Convertible Notes with a principal amount of $13.2 million for aggregate consideration consisting of $58.4 million in cash. In connection with the repurchase, the Company recognized a loss of $1.1 million. This amount is included as “Net loss resulting from early retirement of debt” in the accompanying Condensed Consolidated Statements of Operations.

Capped Call Transactions

On February 16, 2024, the Company agreed with each of Bank of Montreal, Goldman Sachs & Co. LLC and Jefferies International Limited (each a “Counterparty” and collectively, the “Counterparties”) to terminate and unwind certain capped call transactions by and between the Company and each Counterparty (such transactions, the “Capped Calls”). The Company entered into the Capped Calls in connection with the offering of its now-retired Convertible Notes, in order to reduce the potential dilution upon conversion of the notes. During the nine months ended September 30, 2024, the Company retired 315,721 of its outstanding shares via the termination and unwinding of the capped calls.

10. Income Taxes

The Company's effective tax rate for nine months ended September 30, 2024 is based on its estimated full year effective tax rate, adjusted for discrete items. Due to the pretax loss incurred during the quarter and the related impact to the Company’s estimated full year tax rate, the effective tax rate for the three and nine months ended September 30, 2024 was 50.8% and (1.4)%, respectively. The effective tax rates for the three and nine months ended September 30, 2024 differs from the U.S. federal statutory rate of 21%, primarily due to the income tax benefit for excess percentage depletion. The effective tax rate for nine months ended September 30, 2024 also includes the impact of discrete tax benefits related to equity compensation.

For the three and nine months ended September 30, 2023, the Company's effective tax rate was 18.6% and 16.1%, respectively. The effective tax rates for the three and nine months ended September 30, 2023 differs from the U.S. federal statutory rate of 21%, primarily due to the income tax benefit for excess percentage depletion and discrete tax benefits related to equity compensation.

11. Fair Value Measurements

The hierarchy of fair value measurements assigns a level to fair value measurements based on the inputs used in the respective valuation techniques. The levels of the hierarchy, as defined below, give the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

●	Level 1 is defined as observable inputs, such as quoted prices in active markets for identical assets. Level 1 assets include U.S. Treasury securities.
●	Level 2 is defined as observable inputs other than Level 1 prices. These include quoted prices for similar assets or liabilities in an active market, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 assets and liabilities include U.S. government agency securities, with fair values derived from quoted prices in over-the-counter markets or from prices received from direct broker quotes.
●	Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The table below sets forth, by level, the Company’s financial assets and liabilities that are recorded at fair value in the accompanying Condensed Consolidated Balance Sheet:

	September 30, 2024
	Total	Level 1	Level 2	Level 3

	(In thousands)
Assets:
Investments in marketable securities	$36,347	$14,912	$21,435	$—
Fund for asset retirement obligations	147,932	147,932	—	—
Total assets	$184,279	$162,844	$21,435	$—

	December 31, 2023
	Total	Level 1	Level 2	Level 3

	(In thousands)
Assets:
Investments in marketable securities	$32,724	$28,773	$3,951	$—
Fund for asset retirement obligations	142,266	142,266	—	—
Total assets	$174,990	$171,039	$3,951	$—

Fair Value of Long-Term Debt

At September 30, 2024 and December 31, 2023, the fair value of the Company’s debt, including amounts classified as current, was $128.2 million and $142.1 million, respectively. Fair values are based upon observed prices in an active market, when available, or from valuation models using market information, which fall into Level 2 in the fair value hierarchy.

12. Earnings per Common Share

The Company computes basic net income (loss) per share using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities may consist of warrants, restricted stock units, and convertible debt. The dilutive effect of outstanding warrants and restricted stock units is reflected in diluted earnings per share by application of the treasury stock method whereas the Convertible Debt uses the if converted method. The weighted-average share impact of restricted stock units that were excluded from the calculation of diluted shares due to the Company incurring a net loss for the three months ending September 30, 2024 was 197,677 shares.

The following table provides the basic and diluted earnings per share by reconciling the numerators and denominators of the computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

(In Thousands)
Net income (loss) attributable to common shares	$(6,221)	$73,691	$64,565	$349,152
Adjustment of interest expense attributable to Convertible Notes	—	—	—	108
Diluted net income (loss) attributable to common stockholders	(6,221)	73,691	64,565	349,260

Basic weighted average shares outstanding	18,097	18,187	18,180	18,189
Effect of dilutive securities	—	653	270	969
Convertible Notes (a)	—	—	—	112
Diluted weighted average shares outstanding	18,097	18,840	18,450	19,270
(a)	Diluted weighted average common shares outstanding includes the dilutive effect had the Company's Convertible Notes been converted at the beginning of the year ended December 31, 2023. If converted by the holder, the Company may settle in cash, shares of the Company's common stock or a combination thereof, at the Company's election. The Capped Call Transaction is anti-dilutive and was excluded from the calculation of diluted earnings per share.

13. Workers’ Compensation Expense

The Company is liable under the Federal Mine Safety and Health Act of 1969, as subsequently amended, to provide pneumoconiosis (occupational disease) benefits to eligible employees, former employees and dependents. The Company currently provides for federal claims principally through a self-insurance program. The Company is also liable under various state workers’ compensation statutes for occupational disease benefits. The occupational disease benefit obligation represents the present value of the actuarially computed present and future liabilities for such benefits over the employees’ applicable years of service.

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

Workers’ compensation (credit) expense consists of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)
Self-insured occupational disease benefits:
Service cost	$1,278	$993	$3,833	$2,980
Interest cost(1)	1,565	1,511	4,696	4,531
Net amortization(1)	(3)	(241)	(8)	(723)
Total occupational disease	$2,840	$2,263	$8,521	$6,788
Traumatic injury claims and assessments	2,940	(6,834)	8,016	(2,403)
Total workers’ compensation (credit) expense	$5,780	$(4,571)	$16,537	$4,385
(1)	In accordance with the adoption of ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” these costs are recorded within Nonoperating expenses in the Condensed Consolidated Statements of Operations on the line item “Non-service related pension and postretirement benefit credits.”

14. Employee Benefit Plans

The following table details the components of pension benefit credit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)
Interest cost(1)	$11	$1,023	$34	$4,090
Expected return on plan assets(1)	—	(1,012)	—	(4,048)
Pension settlement(1)	(2,000)	(3,986)	(2,000)	(3,986)
Amortization of prior service credits (1)	—	(25)	—	(98)
Amortization of other actuarial (gains) (1)	(22)	(129)	(67)	(519)
Net benefit credit	$(2,011)	$(4,129)	$(2,033)	$(4,561)

The following table details the components of other postretirement benefit credit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)
Service cost	$49	$58	$148	$173
Interest cost(1)	605	674	1,815	2,021
Amortization of other actuarial gains (1)	(1,981)	(2,422)	(5,943)	(7,267)
Net benefit credit	$(1,327)	$(1,690)	$(3,980)	$(5,073)
(1)	In accordance with the adoption of ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” these costs are recorded within Nonoperating expenses in the Condensed Consolidated Statements of Operations on the line item “Non-service related pension and postretirement benefit credits.”

In February 2022, the Company’s Board of Directors approved the termination of the Company’s Cash Balance Pension Plan. The Company has executed plan amendments regarding the termination and filed an Application for Determination for Terminating Pension Plan with the Internal Revenue Service (“IRS”), which was approved by the IRS during the first quarter of 2023. The Company also prepared and filed appropriate notices and documents related to the Pension Plan's termination and wind-down with the Pension Benefit Guaranty Corporation. The Company no longer administers or pays the retirement benefits of the Cash Balance Pension Plan.

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

In the normal course of business, the Company is a party to certain financial instruments with off-balance sheet risk, such as bank letters of credit, performance or surety bonds, and other guarantees and indemnities related to the obligations of affiliated entities that are not reflected in the Company’s Condensed Consolidated Balance Sheets. However, the underlying liabilities that they secure, such as asset retirement obligations, workers’ compensation liabilities, and other obligations, are reflected in the Company’s Condensed Consolidated Balance Sheets.

As of September 30, 2024, the Company had outstanding surety bonds with a face amount of $488.5 million to secure various obligations and commitments and $76.7 million of letters of credit under its Securitization and Inventory

Facilities used to collateralize certain obligations. The Company posted $5.6 million in cash collateral related to various obligations; this amount is recorded within “Other noncurrent assets” on the Condensed Consolidated Balance Sheets.

As of September 30, 2024, the Company’s reclamation-related obligations of $273.4 million were supported by surety bonds of $402.2 million. The Company has posted $0.6 million in cash collateral related to reclamation surety bonds. Additionally, in the first nine months of 2024, the Company contributed an additional $5.6 million representing interest earned to a fund that will serve to defease the long-term asset retirement obligation for its thermal asset base bringing the total to $147.9 million as of September 30, 2024. This amount is recorded as “Fund for asset retirement obligations” on the Condensed Consolidated Balance Sheets.

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

Reporting segment results for the three and nine months ended September 30, 2024 and 2023 are presented below. The Corporate, Other, and Eliminations grouping includes these charges: idle operations; equity investments; change in fair value of coal derivatives, net; corporate overhead; land management activities; certain miscellaneous revenue; and the elimination of intercompany transactions.

			Corporate,
			Other and
(In thousands)	MET	Thermal	Eliminations	Consolidated
Three Months Ended September 30, 2024
Revenues	$361,916	$255,983	$—	$617,899
Adjusted EBITDA	54,167	12,847	(22,853)	44,161
Depreciation, depletion and amortization	32,702	7,864	324	40,890
Accretion on asset retirement obligation	647	4,810	412	5,869
Capital expenditures	23,438	10,818	266	34,522

Three Months Ended September 30, 2023
Revenues	$432,835	$311,766	$—	$744,601
Adjusted EBITDA	128,322	23,373	(25,404)	126,291
Depreciation, depletion and amortization	29,494	7,001	222	36,717
Accretion on asset retirement obligation	651	4,314	327	5,292
Capital expenditures	33,806	10,369	249	44,424

Nine Months Ended September 30, 2024
Revenues	$1,154,938	$751,902	$—	$1,906,840
Adjusted EBITDA	270,978	14,846	(78,841)	206,983
Depreciation, depletion and amortization	95,181	22,130	838	118,149
Accretion on asset retirement obligation	1,942	14,430	1,236	17,608
Capital expenditures	94,603	29,315	2,970	126,888

Nine Months Ended September 30, 2023
Revenues	$1,420,758	$951,068	$—	$2,371,826
Adjusted EBITDA	524,218	98,807	(89,007)	534,018
Depreciation, depletion and amortization	85,575	22,057	641	108,273
Accretion on asset retirement obligation	1,880	12,941	1,056	15,877
Capital expenditures	94,205	25,904	921	121,030

A reconciliation of net income (loss) to Adjusted EBITDA and segment Adjusted EBITDA from coal operations follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Net income (loss)	$(6,221)	$73,691	$64,565	$349,152
(Benefit from) provision for income taxes	(6,608)	16,781	(887)	66,839
Interest expense, net	(1,753)	(1,683)	(5,007)	(1,557)
Depreciation, depletion and amortization	40,890	36,717	118,149	108,273
Accretion on asset retirement obligations	5,869	5,292	17,608	15,877
Merger related costs	7,002	—	7,002	—
Severance costs related to voluntary separation plan	6,649	—	6,649	—
Non-service related pension and postretirement benefit credits	(1,667)	(4,507)	(1,096)	(5,692)
Net loss resulting from early retirement of debt	—	—	—	1,126
Adjusted EBITDA	$44,161	$126,291	$206,983	$534,018
EBITDA from idled or otherwise disposed operations	4,101	30	11,493	8,726
Selling, general and administrative expenses	20,603	24,279	68,708	73,092
Other	(1,851)	1,095	(1,360)	7,189
Segment Adjusted EBITDA from coal operations	$67,014	$151,695	$285,824	$623,025

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

			Corporate,
			Other and
	MET	Thermal	Eliminations	Consolidated

	(in thousands)
Three Months Ended September 30, 2024
North America revenues	$76,254	$221,048	$—	$297,302
Seaborne revenues	285,662	34,935	—	320,597

Total revenues	$361,916	$255,983	$—	$617,899

Three Months Ended September 30, 2023
North America revenues	$108,895	$251,759	$—	$360,654
Seaborne revenues	323,940	60,007	—	383,947

Total revenues	$432,835	$311,766	$—	$744,601

Nine Months Ended September 30, 2024
North America revenues	$179,051	$610,794	$—	$789,845
Seaborne revenues	975,887	141,108	—	1,116,995

Total revenues	$1,154,938	$751,902	$—	$1,906,840

Nine Months Ended September 30, 2023
North America revenues	$274,017	$786,111	$—	$1,060,128
Seaborne revenues	1,146,741	164,957	—	1,311,698

Total revenues	$1,420,758	$951,068	$—	$2,371,826

As of September 30, 2024, the Company has outstanding performance obligations for the remainder of 2024 of 13.4 million tons of fixed price contracts and 1.8 million tons of variable price contracts. Additionally, the Company has outstanding performance obligations beyond 2024 of approximately 97.2 million tons of fixed price contracts and 2.2 million tons of variable price contracts.

18. Leases

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

As of September 30, 2024 and December 31, 2023, the Company had the following ROU assets and lease liabilities within its Condensed Consolidated Balance Sheets:

		September 30,	December 31,
		2024	2023
Assets	Balance Sheet Classification
Operating lease right-of-use assets	Other noncurrent assets	$7,644	$9,626
Financing lease right-of-use assets	Other noncurrent assets	648	1,621
Total Lease Assets		$8,292	$11,247

Liabilities	Balance Sheet Classification
Financing lease liabilities - current	Accrued expenses and other current liabilities	$2,346	$1,041
Operating lease liabilities - current	Accrued expenses and other current liabilities	2,888	2,789
Financing lease liabilities - long-term	Other noncurrent liabilities	-	2,079
Operating lease liabilities - long-term	Other noncurrent liabilities	5,137	7,351
		$10,371	$13,260

Weighted average remaining lease term in years
Operating leases		2.66	3.32
Finance leases		0.50	1.25

Weighted average discount rate
Operating leases		5.5%	5.5%
Finance leases		6.4%	6.4%

Information related to leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)		(In thousands)
Operating lease information:
Operating lease cost	$777	$801	$2,366	$2,462
Operating cash flows from operating leases	845	851	2,499	2,555

Financing lease information:
Financing lease cost	$393	$393	$1,179	$1,179
Operating cash flows from financing leases	303	303	908	908

Future minimum lease payments under non-cancellable leases as of September 30, 2024 were as follows:

	Operating	Finance
Year	Leases	Leases
	(In thousands)
2024	$782	$303
2025	3,266	2,111
2026	3,080	—
2027	1,533	—
2028	—	—
Thereafter	—	—
Total minimum lease payments	$8,661	$2,414
Less imputed interest	(636)	(68)

Total lease liabilities	$8,025	$2,346

19. Subsequent Event

On October 14, 2024, the Company announced that the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), in relation to the pending combination of Arch and CONSOL expired on October 11, 2024. The expiration of the waiting period under the HSR Act is one of the conditions to the closing of the pending combination. Completion of the transaction is subject to the satisfaction of the remaining customary closing conditions, including approval by both companies’ stockholders.

On November 5, 2024, the Company announced the board approval of a quarterly dividend of $0.25 per share for stockholders of record on November 15, 2024, with a payment date of November 26, 2024.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, all references in this report to “Arch,” the “Company,” “we,” “us,” or “our” are to Arch Resources, Inc. and its subsidiaries.

Cautionary Notice Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as our expected future business and financial performance, and intended to come within the safe harbor protections provided by those sections. The words “should,” “could,” “appears,” “estimates,” “expects,” “anticipates,” “intends,” “may,” “plans,” “predicts,” “projects,” “believes,” “seeks,” or “will” or other comparable words and phrases identify forward-looking statements, which speak only as of the date of this report. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Actual results may vary significantly from those anticipated due to many factors, including: the ability to obtain the requisite approvals for the Merger (as defined below); the risk that an event, change or other circumstances could give rise to the termination of the Merger Agreement (as defined below); the risk that a condition to closing of the Merger may not be satisfied on a timely basis or at all; the length of time necessary to close the proposed Merger; the risk that the Merger may cause a loss of management personnel and other key employees; the risk that the businesses of the Company and CONSOL will not be integrated successfully after the closing of the Merger; the risk that the anticipated benefits of the Merger may not be realized or may take longer to realize than expected; the risk of litigation related to the proposed Merger; loss of availability, reliability and cost-effectiveness of transportation facilities and fluctuations in transportation costs; operating risks beyond our control, including risks related to mining conditions, mining, processing and plant equipment failures or maintenance problems, weather and natural disasters, the unavailability of raw materials, equipment or other critical supplies, mining accidents, and other inherent risks of coal mining that are beyond our control; inflationary pressures on and availability and price of mining and other industrial supplies; changes in coal prices, which may be caused by numerous factors beyond our control, including changes in the domestic and foreign supply of and demand for coal and the domestic and foreign demand for steel and electricity; volatile economic and market conditions; the effects of foreign and domestic trade policies, actions or disputes on the level of trade among the countries and regions in which we operate, the competitiveness of our exports, or our ability to export; the effects of significant foreign conflicts; the loss of, or significant reduction in, purchases by our largest customers; our relationships with, and other conditions affecting our customers and our ability to collect payments from our customers; risks related to our international growth; competition, both within our industry and with producers of competing energy sources, including the effects from any current or future legislation or regulations designed to support, promote or mandate renewable energy sources; alternative steel production technologies that may reduce demand for our coal; our ability to secure new coal supply arrangements or to renew existing coal supply arrangements; cyber-attacks or other security breaches that disrupt our operations, or that result in the unauthorized release of proprietary, confidential or personally identifiable information; our ability to acquire or develop coal reserves in an economically feasible manner; inaccuracies in our estimates of our coal reserves; defects in title or the loss of a leasehold interest; the availability and cost of surety bonds; including potential collateral requirements; we may not have adequate insurance coverage for some business risks; disruptions in the supply of coal from third parties; decreases in the coal consumption of electric power generators could result in less demand and lower prices for thermal coal; our ability to pay dividends or repurchase shares of our common stock according to our announced intent or at all; the loss of key personnel or the failure to attract additional qualified personnel and the availability of skilled employees and other workforce factors; public health emergencies, such as pandemics or epidemics, could have an adverse effect on our business; existing and future legislation and regulations affecting both our coal mining operations and our customers’ coal usage, governmental policies and taxes, including those aimed at reducing emissions of elements such as mercury, sulfur dioxides, nitrogen oxides, particulate matter or greenhouse gases; increased pressure from political and regulatory authorities, along with environmental and climate change activist groups, and lending and investment policies adopted by financial institutions and insurance companies to address concerns about the environmental impacts of coal combustion; increased attention to environmental, social or governance matters; our ability to obtain or renew various permits necessary for our mining operations; risks related to regulatory agencies ordering certain of our mines to be temporarily or permanently closed under certain circumstances; risks related to extensive environmental regulations that impose significant costs on our mining operations, and could result in litigation or material liabilities; the accuracy of our estimates of reclamation and other mine closure obligations; the existence of hazardous substances or other environmental contamination on property owned or used by us; and risks related to tax legislation and our ability to use net operating losses and certain tax credits.

All forward-looking statements in this report, as well as all other written and oral forward-looking statements attributable to us or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in this section and elsewhere in this report. These factors are not necessarily all of the important factors that could affect us. These risks and uncertainties, as well as other risks of which we are not aware or which we currently do not believe to be material, may cause our actual future results to be materially different from than those expressed in our forward-looking statements. These forward-looking statements speak only as of the date on which such statements were made, and we do not undertake to update our forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by the federal securities laws. For a description of some of the risks and uncertainties that may affect our future results, you should see the “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 and subsequent Quarterly Reports on Form 10-Q.

Proposed Merger with CONSOL Energy Inc.

On August 20, 2024, the Company, CONSOL Energy Inc. (“CONSOL”), and Mountain Range Merger Sub Inc., a wholly owned subsidiary of CONSOL (“Merger Sub”), entered into an agreement and plan of merger (the “Merger Agreement”), which provides for the combination of the Company and CONSOL in an all-stock merger transaction. Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Arch (the “Merger”), with Arch thereafter being a wholly owned subsidiary of CONSOL. Pursuant to the Merger Agreement, each share of Class A common stock, par value $0.01 per share, of Arch (the “Arch Class A common stock”) and Class B common stock, par value $0.01 per share, of Arch (the “Arch Class B common stock” and together with the Arch Class A common stock, the “Arch common stock”) will be automatically converted into the right to receive, without interest, 1.326 shares of common stock, par value $0.01 per share, of CONSOL (“CONSOL common stock”) (with cash in lieu of fractional shares). Consummation of the Merger is subject to the satisfaction or waiver of certain customary closing conditions, including approval by the Company’s stockholders and CONSOL’s stockholders, and receipt of required regulatory approvals. For more information on the Merger, see Note 3, “Entry into a Material Definitive Agreement with CONSOL,” to the Condensed Consolidated Financial Statements.

Overview

Our results for the three months ended September 30, 2024, were impacted by increasing softness in the global metallurgical coal markets and oversupply in domestic thermal coal markets. Economic growth remains constrained, particularly in Europe and the Americas, due to stubborn inflationary pressure. The central banks of many nations, including the Federal Reserve in the United States, have begun easing monetary policy as inflation rates have declined. Over time this easing of monetary policy may lead to improved economic growth. Recovery in economic growth could positively impact end user demand for our products and coal markets.

Over two years have passed since the February 2022, Russian invasion of Ukraine, and the war continues with no indication any resolution is close. Major changes in energy trading patterns appear to be set while hostilities continue. Bans on the import of Russian coal by the European Union, the United Kingdom, Japan, and other nations continue to drive Russian coal into China, India, Turkey, and other Asian countries. These destinations have generally sourced Russian coals at discounts, sometimes significant discounts, from what similar quality coals from other origins would have required. We expect continued availability of discounted Russian coal into Asian markets. However, we believe most Russian coal is thermal and lower quality metallurgical and that the availability of high quality Russian coking coal is limited.

During the year ended December 31, 2023, China effectively lifted the ban on imports of coal from Australia. While Australian coal is once again flowing into China, purchases of high-quality coking coal from Australia remain below pre-ban levels. Increased Chinese reliance on domestic production and increased imports of discounted Russian coal and Mongolian coal pressures import volumes from Australia. For the nine months ended September 30, 2024, Australian coking coal exports appear to be on track to increase compared to the nine months ended September 30, 2023. The increase in availability of Australian coking coal and relative softness in global demand resulted in a rapid decline in Pacific coking coal indices in the nine months ended September 30, 2024. Atlantic coking coal indices declined and remain lower as well. We believe that some high cost coking coal sources are currently under economic pressure at current market levels.

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

With respect to the global coking coal market, we believe that underinvestment in the sector in recent years underlies longer-term market dynamics. Overall, underinvestment in the sector appears likely to persist, as government policies and diminished access to traditional capital markets limit investment in the sector. Additionally, recent reports of new supply disruptions may also support these markets. The duration of specific supply disruptions is unknown. In the current macroeconomic environment, we expect coking coal prices to remain volatile. Longer term, we believe continued limited global capital investment in new coking coal production capacity, normal reserve depletion, and an eventual return to economic growth will provide support to coking coal markets.

During the nine months ended September 30, 2024, domestic thermal coal consumption was pressured by a generally mild winter heating season in most of the heavily populated areas of the United States, low power demand, low natural gas prices, increased subsidized renewable generation, and high utility coal stockpiles. We believe that during the summer demand season, most coal powered generating facilities operated at levels that reduced utility coal stockpiles; however, these stockpiles remain elevated. Currently, natural gas prices are at levels such that we believe that economic dispatch decisions between coal-powered and natural gas-powered generation are being made on a plant specific basis. We have firm sales commitments for the current year for our thermal segment at volume levels that support economic mine operations, even though delivery of some of this volume is being deferred by agreement with some customers. Longer term, we continue to believe thermal coal demand in the United States will remain pressured by continuing increases in subsidized renewable generation sources, particularly wind and solar, competition from natural gas, and planned retirements of coal fueled generating facilities. Despite continuing moderation in the United States, international thermal coal markets remain strong, supporting continued export opportunities for our thermal operations.

Currently, planned production levels at our thermal operations correspond with existing sales commitments as adjusted for deferrals. We are concurrently shrinking our operational footprint at our Powder River Basin operations and putting in place funding to pay for the eventual closure and final reclamation of these operations. Specifically, during the three months ended September 30, 2024, we initiated a Voluntary Separation Plan “VSP” at our Thermal Segment operations to reduce the workforce in alignment with reduced sales volumes. For more information on our VSP, see Note 4, “Severance Costs Related to Voluntary Separation Plan,” to the Condensed Consolidated Financial Statements. During the first nine months of 2024, we contributed $5.7 million to our fund for asset retirement obligations, representing interest earned, bringing our total to $147.9 million. We plan to continue to grow the thermal mine reclamation fund through interest earnings. Longer term, we will maintain our focus on aligning our thermal production rates with the expected secular decline in domestic coal-fired power generation, while maximizing sales into export and industrial markets, and maintaining flexibility to react to short-term market fluctuations.

Results of Operations

Three Months Ended September 30, 2024 and 2023

Revenues. Our revenues include sales to customers of coal produced at our operations and coal purchased from third parties. Transportation costs are included in cost of coal sales and amounts billed by us to our customers for transportation are included in revenues.

Coal sales. The following table summarizes information about our coal sales during the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023	(Decrease) / Increase

	(In thousands)
Coal sales	$617,899	$744,601	$(126,702)
Tons sold	16,214	19,177	(2,963)

On a consolidated basis, coal sales in the third quarter of 2024 were approximately $126.7 million, or 17.0%, less than in the third quarter of 2023, while tons sold decreased by approximately 3.0 million tons, or 15.5%. Metallurgical coal sales decreased approximately $70.9 million, primarily due to decreased pricing. Thermal coal sales decreased approximately $55.8 million due to decreased sales volume to domestic utility customers. See the discussion in “Operational Performance” for further information about segment results.

Costs, expenses and other. The following table summarizes costs, expenses and other components of operating income during the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023	Increase (Decrease) in Net Income

	(In thousands)
Cost of sales (exclusive of items shown separately below)	$558,596	$596,889	$38,293
Depreciation, depletion and amortization	40,890	36,717	(4,173)
Accretion on asset retirement obligations	5,869	5,292	(577)
Selling, general and administrative expenses	20,603	24,279	3,676
Merger related costs	7,002	—	(7,002)
Severance costs related to voluntary separation plan	6,649	—	(6,649)
Other operating income, net	(5,461)	(2,858)	2,603
Total costs, expenses and other	$634,148	$660,319	$26,171

Cost of sales. Our cost of sales for the third quarter of 2024 decreased approximately $38.3 million, or 6.4%, versus the third quarter of 2023. The decrease in cost of sales was primarily due to decreased sales sensitive costs of approximately $19.2 million, and reduced repairs and supplies costs of approximately $18.2 million. See discussion in “Operational Performance” for further information about segment results.

Depreciation, depletion and amortization. The increase in depreciation, depletion, and amortization in the third quarter of 2024 versus the third quarter of 2023 was primarily related to the additional capital investment in the metallurgical segment in recent years.

Accretion on asset retirement obligations. The increase in accretion expense in the third quarter of 2024 versus the third quarter of 2023 was primarily related to the results of our annual recosting exercise completed during the fourth quarter of 2023.

Selling, general and administrative expenses. The decrease in selling, general and administrative expenses in the third quarter of 2024 versus the third quarter of 2023 was due to a decrease in compensation related expenses.

Merger related costs. On August 20, 2024, we entered into the Merger Agreement. All costs associated with the Merger Agreement are reflected herein. For further information on the proposed Merger, see Note 3, “Entry into a Material Definitive Agreement with CONSOL” to the Condensed Consolidated Financial Statements.

Severance costs related to voluntary separation plan. In the third quarter of 2024, we recorded $6.6 million of employee severance expenses related to the VSP, which was accepted by approximately 140 employees in our Thermal Segment. For further information on the VSP, see Note 4, “Severance Costs related to Voluntary Separation Plan” to the Condensed Consolidated Financial Statements.

Other operating income, net. The increase in other operating income, net in the third quarter of 2024 as compared to the third quarter of 2023 was primarily due to an increase in transloading income of approximately $3.1 million.

Nonoperating expenses. The following table summarizes our nonoperating expenses during the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023	Increase (Decrease) in Net Income

	(In thousands)
Non-service related pension and postretirement benefit credits	$1,667	$4,507	$(2,840)
Total nonoperating expenses	$1,667	$4,507	$(2,840)

Non-service related pension and postretirement benefit credits. See Note 14, “Employee Benefit Plans” to the Condensed Consolidated Financial Statements for additional information.

(Benefit from) provision for income taxes. The following table summarizes our benefit from (provision for) income taxes for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023	Increase (Decrease) in Net Income

	(In thousands)
(Benefit from) provision for income taxes	$(6,608)	$16,781	$23,389

Our effective tax rate for three months ended September 30, 2024 is based on our estimated full year effective tax rate, adjusted for discrete items. Due to the pretax loss incurred during the quarter and the related impact to our estimated full year tax rate, the effective tax rate for the three months ended September 30, 2024 was 50.8%. The effective tax rates for the three months ended September 30, 2024 differs from the U.S. federal statutory rate of 21%, primarily due to the income tax benefit for excess percentage depletion. See Note 10, “Income Taxes,” to the Condensed Consolidated Financial Statements for additional information regarding the comparison of the income tax provision at the statutory rate to the actual benefit from (provision for) taxes.

Nine Months Ended September 30, 2024 and 2023

Revenues. Our revenues include sales to customers of coal produced at our operations and coal purchased from third parties. Transportation costs are included in cost of coal sales and amounts billed by us to our customers for transportation are included in revenues.

Coal sales. The following table summarizes information about our coal sales during the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023	(Decrease) / Increase

	(In thousands)
Coal sales	$1,906,840	$2,371,826	$(464,986)
Tons sold	44,428	57,066	(12,638)

On a consolidated basis, coal sales in the first nine months of 2024 were approximately $465.0 million, or 19.6%, less than in the first nine months of 2023, while tons sold decreased approximately 12.6 million tons, or 22.1%. Coal Metallurgical coal sales decreased approximately $265.8 million primarily due to lower realized pricing. Thermal coal sales decreased approximately $199.2 million due to decreased sales volume to domestic utility customers. See the discussion in “Operational Performance” for further information about segment results.

Costs, expenses and other. The following table summarizes costs, expenses and other components of operating income during the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023	Increase (Decrease) in Net Income

	(In thousands)
Cost of sales (exclusive of items shown separately below)	$1,655,003	$1,774,753	$119,750
Depreciation, depletion and amortization	118,149	108,273	(9,876)
Accretion on asset retirement obligations	17,608	15,877	(1,731)
Selling, general and administrative expenses	68,708	73,092	4,384
Merger related costs	7,002	—	(7,002)
Severance costs related to voluntary separation plan	6,649	—	(6,649)
Other operating income, net	(23,854)	(10,037)	13,817
Total costs, expenses and other	$1,849,265	$1,961,958	$112,693

Cost of sales. Our cost of sales for the first nine months of 2024 decreased approximately $119.8 million, or 6.8%, versus the first nine months of 2023. The decrease in cost of sales is directly attributable to decreased sales sensitive costs of approximately $92.7 million, which includes a $12.8 million West Virginia severance tax rebate recorded during the current year, and reduced repairs and supplies costs of approximately $69.3 million, partially offset by increased labor and benefits costs of approximately $32.2 million. The West Virginia severance tax rebate is related to a law passed several years ago to encourage investment in the state and is based on capital improvement expenditures and employment and production levels. See discussion in “Operational Performance” for further information about segment results.

Depreciation, depletion, and amortization. The increase in depreciation, depletion, and amortization in the first nine months of 2024 versus the first nine months of 2023 primarily related to the additional capital investment in the metallurgical segment in recent years.

Accretion on asset retirement obligations. The increase in accretion expense in the first nine months of 2024 versus the first nine months of 2023 is primarily related to the results of our annual recosting exercise completed during the fourth quarter of 2023.

Selling, general and administrative expenses. Selling, general and administrative expenses in the first nine months of 2024 decreased versus the first nine months of 2023, primarily due to decreased compensation costs of approximately $6.1 million, partially offset by an increase in professional services of approximately $1.6 million.

Merger related costs. On August 20, 2024, we entered into the Merger Agreement. All costs associated with the Merger Agreement are reflected herein. For further information on our proposed Merger, see Note 3, “Entry into a Material Definitive Agreement with CONSOL” to the Condensed Consolidated Financial Statements.

Severance costs related to voluntary separation plan. In the third quarter of 2024, we recorded $6.6 million of employee severance expenses related to VSP, which was accepted by approximately 140 employees in our Thermal Segment. For further information on the VSP, see Note 4, “Severance Costs related to Voluntary Separation Plan” to the Condensed Consolidated Financial Statements.

Other operating income, net. The increase in other operating income, net in the first nine months of 2024 compared to the first nine months of 2023 was primarily due to increased miscellaneous income of $13.3 million, which was primarily due to the net favorable impact of a $9.1 million gain during the first quarter of 2024 related to coordinating the start-up of the Leer longwall to allow for relocation of power lines that were to be undermined, and an increase of $8.2 million in transloading income, partially offset by decreased income from certain coal derivative settlements of approximately $6.3 million (immaterial income in 2024 compared to $6.3 million in income in 2023).

Nonoperating expenses. The following table summarizes our nonoperating expenses during the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023	Increase (Decrease) in Net Income

	(In thousands)
Non-service related pension and postretirement benefit credits	$1,096	$5,692	$(4,596)
Net loss resulting from early retirement of debt	—	(1,126)	1,126
Total non-operating expenses	$1,096	$4,566	$(3,470)

Non-service related pension and postretirement benefit credits. See Note 14, “Employee Benefit Plans” to the Condensed Consolidated Financial Statements for additional information.

(Benefit from) provision for income taxes. The following table summarizes our benefit from (provision for) income taxes during the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023	Increase (Decrease) in Net Income

	(In thousands)
(Benefit from) provision for income taxes	$(887)	$66,839	$67,726

Our effective tax rate for nine months ended September 30, 2024 is based on our estimated full year effective tax rate, adjusted for discrete items. Due to the pretax loss incurred during the quarter and the related impact to our estimated full year tax rate, the effective tax rate for the nine months ended September 30, 2024 was (1.4)%, respectively. The effective tax rate for the nine months ended September 30, 2024 differ from the U.S. federal statutory rate of 21%, primarily due to the income tax benefit for excess percentage depletion. The effective tax rate for nine months ended September 30, 2024 also includes the impact of discrete tax benefits related to equity compensation. See Note 10, “Income Taxes” to the Condensed Consolidated Financial Statements for a reconciliation of the federal income tax provision at the statutory rate to the actual benefit from (provision for) income taxes.

Operational Performance

Three and Nine Months Ended September 30, 2024 and 2023

Our mining operations are evaluated based on Adjusted EBITDA, per-ton cash operating costs (defined as including all mining costs except depreciation, depletion, amortization, accretion on asset retirements obligations, and pass-through transportation expenses, divided by segment tons sold), and on other non-financial measures, such as safety and environmental performance. Adjusted EBITDA is defined as net income (loss) attributable to us before the effect of net interest expense, income taxes, depreciation, depletion and amortization, the accretion on asset retirement obligations and nonoperating income (expenses). Adjusted EBITDA may also be adjusted for items that may not reflect the trend of future results by excluding transactions that are not indicative of our core operating performance. Adjusted EBITDA is not a measure of financial performance in accordance with generally accepted accounting principles, and items excluded from Adjusted EBITDA are significant in understanding and assessing our financial condition. Therefore, Adjusted EBITDA should not be considered in isolation, nor as an alternative to net income (loss), income (loss) from operations, cash flows from operations or as a measure of our profitability, liquidity or performance under generally accepted accounting principles. Furthermore, analogous measures are used by industry analysts and investors to evaluate our operating performance. Investors should be aware that our presentation of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies.

The following table shows results by operating segment for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Variance	2024	2023	Variance
Metallurgical
Tons sold (in thousands)	2,445	2,346	99	6,766	6,962	(196)
Coal sales per ton sold	$115.55	$151.33	$(35.78)	$131.76	$165.00	$(33.24)
Cash cost per ton sold	$93.81	$96.63	$2.82	$93.08	$89.94	$(3.14)
Cash margin per ton sold	$21.74	$54.70	$(32.96)	$38.69	$75.06	$(36.38)
Adjusted EBITDA (in thousands)	$54,167	$128,322	$(74,155)	$270,978	$524,218	$(253,240)
Thermal
Tons sold (in thousands)	13,769	16,831	(3,062)	37,662	50,104	(12,442)
Coal sales per ton sold	$16.86	$16.73	$0.13	$17.46	$17.35	$0.10
Cash cost per ton sold	$16.00	$15.39	$(0.62)	$17.17	$15.41	$(1.76)
Cash margin per ton sold	$0.86	$1.34	$(0.48)	$0.28	$1.94	$(1.66)
Adjusted EBITDA (in thousands)	$12,847	$23,373	$(10,526)	$14,846	$98,807	$(83,961)

This table reflects numbers reported under a basis that differs from U.S. GAAP. See “Reconciliation of Non-GAAP measures” below for an explanation and a reconciliation of these amounts to the nearest GAAP measures. Other companies may calculate these per ton amounts differently, and our calculation may not be comparable to other similarly titled measures.

Metallurgical — Adjusted EBITDA for the three and nine months ended September 30, 2024, decreased from the three and nine months ended September 30, 2023, due to decreased coal sales realization per ton sold, and Adjusted EBITDA for the nine months ended September 30, 2024, was also impacted by reduced tons sold and increased cash cost per ton sold. As discussed previously in the “Overview,” coal sales realization per ton sold declined from the prior year periods, as weak global economic growth muted demand for finished steel products and an increase in high quality coking coal supply in international markets exerted downward pressure on international coking coal prices. While tons sold improved in the three months ended September 30, 2024, tons sold in the nine months ended September 30, 2024, were negatively impacted by the collapse of the Francis Scott Key Bridge, which effectively blocked our shipments of coking coal from one of our two main coking coal ports, the Curtis Bay Terminal (CBT), for most of the three months ended June 30, 2024. Cash cost per ton sold decreased in the three month period ended September 30, 2024, and increased in the nine month period ended September 30, 2024, as compared to the prior year periods in relation to the changes in tons sold for the respective periods. Our cash cost per ton sold benefitted in the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, from a severance tax rebate of $12.8 million from the state of West Virginia received during the three months ended June 30, 2024. The West Virginia severance tax rebate is related to a law passed several years ago to encourage investment in the state and is based on capital investments that increase employment and production levels in the state.

Our Metallurgical segment sold 2.1 million tons of coking coal and 0.4 million tons of associated thermal coal in the three months ended September 30, 2024, compared to 2.2 million tons of coking coal and 0.1 million tons of associated thermal coal in the three months ended September 30, 2023. For the nine months ended September 30, 2024, we sold 6.0 million tons of coking coal and 0.8 million tons of associated thermal coal, compared to 6.5 million tons of coking coal and 0.4 million tons of associated thermal coal in the nine months ended September 30, 2023. Longwall operations accounted for approximately 75% of our shipment volume in the three months ended September 30, 2024, compared to approximately 79% of our shipment volume in the three months ended September 30, 2023, and approximately 75% of our shipment volume in the nine months ended September 30, 2024, compared to approximately 77% in the nine months ended September 30, 2023.

Thermal — Adjusted EBITDA for the three and nine months ended September 30, 2024, decreased compared to the three and nine months ended September 30, 2023, due to decreased tons sold and increased cash cost per ton sold. As discussed previously in the “Overview,” tons sold declined due to weakness in the domestic thermal market related to low power demand, low natural gas prices, and increased renewable generation. Cash cost per ton sold increased primarily due to the decrease in sales volumes. Coal sales realization per ton sold increased in the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, due to an increase in the percentage of higher value industrial and export sales in the sales mix.

Reconciliation of Non-GAAP measures Segment coal sales per ton sold

Non-GAAP Segment coal sales per ton sold is calculated as segment coal sales revenues divided by segment tons sold. Segment coal sales revenues are adjusted for transportation costs, and may be adjusted for other items that, due to generally accepted accounting principles, are classified in “other operating income, net” in the Condensed Consolidated Statements of Operations, but relate to price protection on the sale of coal. Segment coal sales per ton sold is not a measure of financial performance in accordance with generally accepted accounting principles. We believe segment coal sales per ton sold provides useful information to investors as it better reflects our revenue for the quality of coal sold and our operating results by including all income from coal sales. The adjustments made to arrive at these measures are significant in understanding and assessing our financial condition. Therefore, segment coal sales revenues should not be considered in isolation, nor as an alternative to coal sales revenues under generally accepted accounting principles.

			Idle and
Three Months Ended September 30, 2024	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Revenues in the Condensed Consolidated Statements of Operations	$361,916	$255,983	$—	$617,899
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Transportation costs	79,370	23,802	—	103,172
Non-GAAP Segment coal sales revenues	$282,546	$232,181	$—	$514,727
Tons sold	2,445	13,769
Coal sales per ton sold	$115.55	$16.86

			Idle and
Three Months Ended September 30, 2023	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Revenues in the Condensed Consolidated Statements of Operations	$432,835	$311,766	$—	$744,601
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Transportation costs	77,806	30,128	—	107,934
Non-GAAP Segment coal sales revenues	$355,029	$281,638	$—	$636,667
Tons sold	2,346	16,831
Coal sales per ton sold	$151.33	$16.73

			Idle and
Nine Months Ended September 30, 2024	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Revenues in the Condensed Consolidated Statements of Operations	$1,154,938	$751,902	$—	$1,906,840
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Transportation costs	263,425	94,413	—	357,838
Non-GAAP Segment coal sales revenues	$891,513	$657,489	$—	$1,549,002
Tons sold	6,766	37,662
Coal sales per ton sold	$131.76	$17.46

			Idle and
Nine Months Ended September 30, 2023	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Revenues in the Condensed Consolidated Statements of Operations	$1,420,758	$951,068	$—	$2,371,826
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other operating income, net"	—	(6,255)	—	(6,255)
Transportation costs	272,080	87,853	—	359,933
Non-GAAP Segment coal sales revenues	$1,148,678	$869,470	$—	$2,018,148
Tons sold	6,962	50,104
Coal sales per ton sold	$165.00	$17.35

Segment cash cost per ton sold

Non-GAAP Segment cash cost per ton sold is calculated as segment cash cost of coal sales divided by segment tons sold. Segment cash cost of coal sales is adjusted for transportation costs, and may be adjusted for other items that, due to generally accepted accounting principles, are classified in “other operating income, net” in the Condensed Consolidated Statements of Operations, but relate directly to the costs incurred to produce coal. Segment cash cost per ton sold is not a measure of financial performance in accordance with generally accepted accounting principles. We believe segment cash cost per ton sold better reflects our controllable costs and our operating results by including all costs incurred to produce coal. The adjustments made to arrive at these measures are significant in understanding and assessing our financial condition. Therefore, segment cash cost of coal sales should not be considered in isolation, nor as an alternative to cost of sales under generally accepted accounting principles.

			Idle and
Three Months Ended September 30, 2024	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Cost of sales in the Condensed Consolidated Statements of Operations	$308,758	$243,257	$6,581	$558,596
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other operating income, net"	—	(900)	—	(900)
Transportation costs	79,370	23,802	—	103,172
Cost of coal sales from idled or otherwise disposed operations not included in segments	—	—	4,646	4,646
Other (operating overhead, certain actuarial, etc.)	—	—	1,935	1,935
Non-GAAP Segment cash cost of coal sales	$229,388	$220,355	$—	$449,743
Tons sold	2,445	13,769
Cash Cost Per Ton Sold	$93.81	$16.00

			Idle and
Three Months Ended September 30, 2023	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Cost of sales in the Condensed Consolidated Statements of Operations	$304,511	$288,518	$3,860	$596,889
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other operating income, net"	—	(564)	—	(564)
Transportation costs	77,806	30,128	—	107,934
Cost of coal sales from idled or otherwise disposed operations not included in segments	—	—	1,184	1,184
Other (operating overhead, certain actuarial, etc.)	—	—	2,676	2,676
Non-GAAP Segment cash cost of coal sales	$226,705	$258,954	$—	$485,659
Tons sold	2,346	16,831
Cash Cost Per Ton Sold	$96.63	$15.39

			Idle and
Nine Months Ended September 30, 2024	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Cost of sales in the Condensed Consolidated Statements of Operations	$893,195	$738,483	$23,325	$1,655,003
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other operating income, net"	—	(2,700)	—	(2,700)
Transportation costs	263,425	94,413	—	357,838
Cost of coal sales from idled or otherwise disposed operations not included in segments	—	—	13,628	13,628
Other (operating overhead, certain actuarial, etc.)	—	—	9,697	9,697
Non-GAAP Segment cash cost of coal sales	$629,770	$646,770	$—	$1,276,540
Tons sold	6,766	37,662
Cash Cost Per Ton Sold	$93.08	$17.17

			Idle and
Nine Months Ended September 30, 2023	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Cost of sales in the Condensed Consolidated Statements of Operations	$898,232	$857,052	$19,469	$1,774,753
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other operating income, net"	—	(2,997)	—	(2,997)
Transportation costs	272,080	87,853	—	359,933
Cost of coal sales from idled or otherwise disposed operations not included in segments	—	—	11,518	11,518
Other (operating overhead, certain actuarial, etc.)	—	—	7,951	7,951
Non-GAAP Segment cash cost of coal sales	$626,152	$772,196	$—	$1,398,348
Tons sold	6,962	50,104
Cash Cost Per Ton Sold	$89.94	$15.41

Reconciliation of Net Income (Loss) to Segment Adjusted EBITDA

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net income (loss)	$(6,221)	$73,691	$64,565	$349,152
(Benefit from) provision for income taxes	(6,608)	16,781	(887)	66,839
Interest expense, net	(1,753)	(1,683)	(5,007)	(1,557)
Depreciation, depletion and amortization	40,890	36,717	118,149	108,273
Accretion on asset retirement obligations	5,869	5,292	17,608	15,877
Merger related costs	7,002	—	7,002	—
Severance costs related to voluntary separation plan	6,649	—	6,649	—
Non-service related pension and postretirement benefit credits	(1,667)	(4,507)	(1,096)	(5,692)
Net loss resulting from early retirement of debt	—	—	—	1,126
Adjusted EBITDA	44,161	126,291	206,983	534,018
EBITDA from idled or otherwise disposed operations	4,101	30	11,493	8,726
Selling, general and administrative expenses	20,603	24,279	68,708	73,092
Other	(1,851)	1,095	(1,360)	7,189
Segment Adjusted EBITDA from coal operations	$67,014	$151,695	$285,824	$623,025

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

Our priority is to maintain our strong financial position with substantial liquidity and low levels of debt and other liabilities, while returning significant value to our stockholders. We ended the first nine months of 2024 with cash, cash equivalents and short-term investments of $255.9 million and total liquidity of $359.8 million. During the first nine months of 2024, capital expenditures were approximately $126.9 million, and we expect our capital spending to remain at maintenance levels for the foreseeable future. We believe our current liquidity level is sufficient to fund our business, including costs related to the proposed Merger and meet both our short-term (the next 12 months) and reasonably foreseeable long-term requirements. We expect to maintain minimum liquidity levels of approximately $250 million to $300 million, with a substantial portion of that held in cash.

For the nine months ended September 30, 2024, we paid approximately $68.9 million to our stockholders in the form of dividends and spent approximately $30.7 million to repurchase our common stock. In conjunction with the announcement of the proposed merger with CONSOL, we have suspended share repurchases and have agreed to limit quarterly dividends to $0.25 per share. Our Board has declared a fixed dividend of $0.25 per share that will be paid on November 26, 2024 to stockholders of record as of November 15, 2024.

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

The table below summarizes our availability under our credit facilities as of September 30, 2024:

			Letters of
		Borrowing	Credit		Contractual
	Face Amount	Base	Outstanding	Availability	Expiration
	(Dollars in thousands)
Securitization Facility	$150,000	$130,100	$50,492	$79,608	August 1, 2025
Inventory Facility	50,000	50,000	26,200	23,800	August 3, 2025
Total	$200,000	$180,100	$76,692	$103,408

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

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to certain off-balance sheet arrangements. These arrangements include guarantees, indemnifications and financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds. Liabilities related to these arrangements are not reflected in our Condensed Consolidated Balance Sheets, and we do not expect any material adverse effects on our financial condition, results of operations or cash flows to result from these off-balance sheet arrangements. We use a combination of surety bonds and letters of credit to secure our financial obligations for reclamation, workers’ compensation, coal lease obligations and other obligations. There have been no material changes to our off-balance sheet arrangements from our Annual Report on Form 10-K for the year ended December 31, 2023. For further information regarding off-balance sheet arrangements, see Note 15, “Commitments and Contingencies” to the Condensed Consolidated Financial Statements.

Cash Flow

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
(In thousands)
Cash provided by (used in):
Operating activities	$212,359	$453,818
Investing activities	(141,140)	(125,959)
Financing activities	(139,431)	(380,821)

Cash provided by operating activities decreased approximately $241.5 million compared to the prior year, primarily due to a decrease in results from operations discussed in the “Overview” and “Operational Performance” sections above partially offset by a net favorable change in working capital of approximately $77.7 million when compared to the prior year.

Cash used in investing activities increased in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to increased capital expenditures of approximately $5.9 million for maintenance capital and an increase in net short-term investment activity of approximately $10.2 million.

Cash used in financing activities declined $241.4 million compared to the prior period, primarily due to a decrease of approximately $77.4 million in overall net debt payments compared to the prior year, a reduction in dividends paid of approximately $114.8 million, a decrease in share repurchases of $91.2 million, and a decrease of $43.9 million of proceeds from warrants exercised in the prior year.

Critical Accounting Estimates

We prepare our financial statements in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Management bases it estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. There have been no material changes to our critical accounting estimates as discussed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Our sales commitments for 2024 were as follows as of September 30, 2024:

	2024
	Tons	$ per ton
Metallurgical	(in millions)
Committed, North America Priced Coking	1.5	$157.04
Committed, North America Unpriced Coking	—
Committed, Seaborne Priced Coking	5.2	140.68
Committed, Seaborne Unpriced Coking	1.1

Committed, Priced Thermal	0.9	30.92
Committed, Unpriced Thermal	—

Thermal
Committed, Priced	52.8	$17.28
Committed, Unpriced	0.1

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

We are exposed to price risk with respect to diesel fuel purchased for use in our operations. We anticipate purchasing approximately 30 to 35 million gallons of diesel fuel for use in our operations annually. To protect our cash flows from increases in the price of diesel fuel for our operations, we use forward physical diesel purchase contracts, purchased heating oil call options and New York Mercantile Exchange gulf coast diesel swaps and options. At September 30, 2024, the Company had protected the price of expected diesel fuel purchases for the remainder of 2024 with approximately 6 million gallons of heating oil call options with an average strike price of $3.10 per gallon. These positions are not designated as hedges for accounting purposes, and therefore, changes in the fair value are recorded immediately to earnings.

Item 4.Controls and Procedures

We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date. There were no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

With the exception of the risk factors described and set forth below, there have been no material changes to the “Risk Factors” disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

Risks Relating to the Merger

The Merger may not be completed, and the Merger Agreement may be terminated in accordance with its terms.

The Merger is subject to a number of conditions that must be satisfied or waived prior to the completion of the Merger. These conditions may not be satisfied or waived in a timely manner or at all, and, accordingly, the Merger may be delayed or may not be completed.

In addition, if the Merger is not completed by August 20, 2025 (which date may be extended to November 20, 2025 in certain circumstances), either the Company or CONSOL may choose not to proceed with the Merger by terminating the Merger Agreement, and the parties can mutually decide to terminate the Merger Agreement at any time, before or after stockholder approval. In addition, the Company and CONSOL may elect to terminate the Merger Agreement in certain other circumstances as described in the Merger Agreement.

The Merger Agreement limits the Company’s ability to pursue alternatives to the Merger, may discourage other companies from trying to acquire the Company and, in specified circumstances, could require the Company to pay CONSOL a termination fee.

The Merger Agreement contains provisions that may discourage a third party from submitting a competing proposal that might result in greater value to the Company’s stockholders than the Merger, or may result in a potential acquirer of the Company proposing to pay a lower per share price to acquire the Company than it might otherwise have proposed to pay. These provisions include a general prohibition on the Company soliciting or, subject to certain exceptions relating to the exercise of fiduciary duties by the Company’s Board of Directors, entering into discussions with any third party regarding any competing proposal. Further, even if the Company’s Board of Directors withholds, withdraws, qualifies or modifies its recommendation to stockholders with respect to the Company’s merger-related stockholder proposals, unless the Merger Agreement has been terminated in accordance with its terms, the Company will still be required to submit such proposals to a vote by the Company’s stockholders. The Merger Agreement further provides that under specified circumstances, the Company may be required to pay CONSOL a cash termination fee of $82 million.

Failure to complete the Merger could negatively impact the price of shares of Arch common stock, as well as the Company’s future businesses and financial results.

The Merger Agreement contains a number of conditions that must be satisfied or waived prior to the completion of the Merger. There can be no assurance that all of the conditions to the completion of the Merger will be satisfied or waived. If these conditions are not satisfied or waived, the Merger will not be completed.

If the Merger is not completed for any reason, including the failure to receive the required approvals of the Company’s stockholders or CONSOL’s stockholders, the Company’s businesses and financial results may be adversely affected and, without realizing any of the benefits of having completed the Merger, the Company would be subject to a number of risks, including as follows:

●	the Company may experience negative reactions from the financial markets, including negative impacts on the market price of Arch common stock;

●	the Company and its subsidiaries may experience negative reactions from their respective customers, distributors, suppliers, vendors, landlords, joint venture participants and other third parties with whom they do business, which in turn could affect the Company’s marketing operations or their ability to compete for new business or obtain renewals in the marketplace more broadly;

●	the Company may experience negative reactions from employees;

●	the Company will still be required to pay certain significant costs relating to the Merger, such as legal, accounting, financial advisor and printing fees; and

●	the Company will have expended time and resources that could otherwise have been spent on the Company’s existing businesses and the pursuit of other opportunities that could have been beneficial to the Company, and the Company’s ongoing business and financial results may be adversely affected.

Uncertainties associated with the Merger may cause a loss of management personnel and other key employees of the Company and CONSOL, which could adversely affect the future business and operations of the combined company following the Merger or, in the event the Merger is not completed, the Company.

Each of the Company and CONSOL depends on the experience and industry knowledge of its officers and other key employees to execute its business plans. The success of the combined company after the Merger will depend in part on its ability to retain key management personnel and other key employees. Current and prospective employees of the Company and CONSOL may experience uncertainty about their roles within the combined company following the Merger or other concerns regarding the timing and completion of the Merger or the operations of the combined company following the Merger, any of which may have an adverse effect on the ability of the Company and CONSOL to retain or attract key management and other key personnel. If the Company or CONSOL is unable to retain personnel, including the Company’s or CONSOL’s key management, who are critical to the future operations of the companies, the Company and CONSOL could face disruptions in their operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment and training costs. In addition, the loss of key Company and CONSOL personnel could diminish the anticipated benefits of the Merger. No assurance can be given that the combined company following the Merger, will be able to retain or attract key management personnel and other key employees of the Company and CONSOL to the same extent that the Company and CONSOL have previously been able to retain or attract their own employees. These same risks apply to the ability of the Company to retain its key management personnel and other key employees, in the event the Merger is not completed.

The business relationships of the Company and CONSOL may be subject to disruption due to uncertainty associated with the Merger, which could have a material effect on the business, financial condition, cash flows and results of operations of the Company or the combined company following the Merger.

Parties with which the Company or CONSOL do business may experience uncertainty associated with the Merger, including with respect to current or future business relationships with the Company, CONSOL or the combined company following the Merger. The Company’s and CONSOL’s business relationships may be subject to disruption as customers, distributors, suppliers, vendors, landlords, joint venture participants and other third parties with whom they do business may attempt to delay or defer entering into new business relationships, negotiate changes in existing business relationships or consider entering into business relationships with parties other than the Company, CONSOL or the combined company following the Merger. These disruptions could have a material and adverse effect on the business, financial condition, cash flows and results of operations of the Company, regardless of whether the Merger is completed, as well as a material and adverse effect on the combined company’s ability to realize the expected cost savings and other benefits of the Merger. The risk, and adverse effects, of any disruption could be exacerbated by a delay in completion of the Merger or termination of the Merger Agreement.

The Merger Agreement subjects the Company to restrictions on its business activities prior to the effective time of the Merger.

The Merger Agreement restricts the Company from entering into certain corporate transactions and taking other specified actions without the consent of CONSOL, and generally requires the Company to continue its operations in the ordinary course through the completion of the Merger. These restrictions could be in place for an extended period of time if completion of the Merger is delayed and could prevent the Company from pursuing attractive business opportunities that may arise prior to the completion of the Merger.

The Company is expected to incur significant costs in connection with the Merger and integration of the two companies, which may be in excess of those anticipated by the Company.

The Company has incurred and expects to continue to incur a number of non-recurring costs associated with negotiating and completing the Merger and combining the operations of the two companies. These expenses have been, and will continue to be, substantial. The substantial majority of non-recurring expenses will consist of transaction costs related to the Merger and include, among others, employee retention costs, fees paid to financial, legal and accounting advisors, severance and benefit costs, filing fees and debt restructuring costs. Many of these costs will be borne by the Company even if the Merger is not completed.

The Company will also incur transaction costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs. Expectations that the combined company will offset integration-related costs over time by the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may not be achieved in the near term, or at all. The costs described above, as well as other unanticipated costs and expenses, could adversely affect the financial condition, cash flows and operating results of the combined company following the completion of the Merger.

Litigation relating to the Merger, if any, could result in an injunction preventing the completion of the Merger and/or substantial costs.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, merger or other business combination agreements like the Merger Agreement. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on the Company’s and CONSOL’s respective liquidity and financial condition. Lawsuits that may be brought against the Company, CONSOL or their respective directors could also seek, among other things, injunctive relief or other equitable relief, including a request to rescind parts of the Merger Agreement already implemented and to otherwise enjoin the parties from consummating the Merger. One of the conditions to the closing of the Merger is that no injunction by any governmental entity having jurisdiction over the Company, CONSOL or Merger Sub has been entered and continues to be in effect and no law has been adopted, in either case, that prohibits the closing of the Merger. Consequently, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, that injunction may delay or prevent the Merger from being completed within the expected timeframe or at all, which may adversely affect the Company’s and CONSOL’s respective business, financial condition, cash flows and results of operations. In addition, either the Company or CONSOL may terminate the Merger Agreement if any governmental entity having jurisdiction over the Company, CONSOL or Merger Sub has issued any order, decree, ruling or injunction permanently prohibiting the closing of the Merger that has become final and nonappealable or if any law has been adopted that permanently prohibits the closing of the Merger, so long as the Company’s (in the case of a termination by the Company) or CONSOL’s or Merger Sub’s (in the case of a termination by CONSOL) failure to fulfill any material covenant or agreement under the Merger

Agreement has not been the cause of, materially contributed to or resulted in such order, decree, ruling, injunction or other action.

There can be no assurance that any of the defendants would be successful in the outcome of any potential future lawsuits. The defense or settlement of any lawsuit or claim that remains unresolved at the time the Merger is completed may adversely affect the combined company’s business, financial condition, cash flows and results of operations.

If the Merger is completed, the failure to integrate the businesses and operations of the Company and CONSOL successfully in the expected time frame may adversely affect the combined company’s future results.

The Company and CONSOL have operated and, until the completion of the Merger, will continue to operate independently. If the Merger is completed, their respective businesses may not be integrated successfully. It is possible that the integration process could result in the loss of key Company employees or key CONSOL employees; the loss of customers, service providers, vendors or other business counterparties; the disruption of either company’s or both companies’ ongoing businesses; inconsistencies in standards, controls, procedures and policies; potential unknown liabilities and unforeseen expenses, delays, or regulatory conditions associated with and following completion of the Merger; or higher-than-expected integration costs and an overall post-completion integration process that takes longer than originally anticipated.

In addition, at times the attention of certain members of either company’s or both companies’ management and resources may be focused on completion of the Merger and the integration of the businesses of the two companies and diverted from day-to-day business operations or other opportunities that may be beneficial, which may disrupt each company’s ongoing operations and the operations of the combined company.

Furthermore, if the Merger is completed, the board of directors and executive leadership of the combined company will consist of former directors from each of the Company and CONSOL and former executive officers from each of the Company and CONSOL, respectively. Combining the boards of directors and management teams of each company into a single board and a single management team could require the reconciliation of differing priorities and philosophies.

If the Merger is completed, the combined company may fail to realize all of the anticipated benefits of the Merger.

The success of the Merger, if it is completed, will depend, in part, on the Company’s ability to realize the anticipated benefits and cost savings from combining the Company’s and CONSOL’s businesses and operational synergies. The anticipated benefits and cost savings of the Merger may not be realized fully or at all, may take longer to realize than expected, may not be realized or could have other adverse effects that the Company does not currently foresee, in which case, among other things, the Merger may not be accretive to free cash flow and may not generate significant discretionary cash flow to return to stockholders via share buybacks or other means. Some of the assumptions that the Company has made, such as the achievement of the anticipated benefits related to the geographic, commodity and asset diversification and the expected size, scale, inventory and financial strength of the combined company, may not be realized if the Merger is completed. The integration process may result in the loss of key employees, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies. In addition, there could be potential unknown liabilities and unforeseen expenses associated with the Merger that could adversely impact the combined company.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2022, our Board of Directors increased the remaining outstanding authorization for share repurchases to $500 million. In conjunction with announcement of the proposed merger with CONSOL, we have suspended share repurchases. No share repurchases were made in the three months ended September 30, 2024.

In the first nine months of 2024, we repurchased 189,068 shares at an average price of $162.62 per share for an aggregate purchase price of approximately $30.7 million. As of September 30, 2024, we had repurchased 12,385,695 shares at an average share price of $92.08 per share for an aggregate purchase price of approximately $1.1 billion since inception of the stock repurchase program in 2017, and the remaining authorized amount for stock repurchases under this program is approximately $187 million.

Item 4.Mine Safety Disclosures

The statement concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024.

Item 5.Other Information

During the three months ended September 30, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

2.3†

Agreement and Plan of Merger, dated August 20, 2024, by and among Arch Resources, Inc., Mountain Range Merger Sub Inc. and CONSOL Energy Inc. (incorporated by reference to Exhibit 2.1 of Arch Resources’ Current Report on Form 8-K filed on August 21, 2024).

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

10.21

Third Amendment to Amended and Restated Purchase and Sale Agreement, dated as of September 14, 2017, among Arch Resources, Inc. and certain subsidiaries of Arch Resources, Inc., as originators (incorporated by reference to Exhibit 10.16 of Arch Resources’ Annual Report on Form 10-K for the year ended December 31, 2020).

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (1) Condensed Consolidated Statements of Operations, (2) Condensed Consolidated Statements of Comprehensive Income, (3) Condensed Consolidated Balance Sheets, (4) Condensed Consolidated Statements of Cash Flows, (5) Condensed Consolidated Statements of Stockholders’ Equity and (6) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Denotes a management contract or compensatory plan or arrangement.

**Furnished herein

† Schedules (or similar attachments) have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Arch hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arch Resources, Inc.

By:	/s/ Matthew C. Giljum
Matthew C. Giljum
Senior Vice President and Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)

November 5, 2024